Form 10-Q
period 1995-09-30
ATEL CASH DISTRIBUTION FUND II
filed 1995-12-11
CIK 823065

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
   For the quarterly period ended September 30, 1995

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
   For the transition period from _______ to _______

                 Commission File Number 000-17631

     ATEL Cash Distribution Fund II, a California Limited Partnership
          (Exact name of registrant as specified in its charter)

  California                               94-3051991
  (State or other jurisdiction of     (I. R. S. Employer
  incorporation or organization)      Identification No.)

235 Pine Street, 6th Floor, San Francisco, California 94104
(Address of principal executive offices)

Registrant's telephone number, including area code (415) 989-8800

Former name, former address and former fiscal year, if changed since last report

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			Yes             x
			No

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  ATEL CASH DISTRIBUTION FUND II
                (A CALIFORNIA LIMITED PARTNERSHIP)

                          BALANCE SHEETS

            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                           (Unaudited)

                             ASSETS

                                                        1995           1994
                                                        ----           ----
Cash and cash equivalents                             $1,253,445      $924,041
Accounts receivable, net of allowance for doubtful
accounts of $15,552 in 1995 and 1994                           -       675,980

Investment in equipment and leases                     8,192,403     1,523,077
                                                      ----------   -----------
                                                      $9,445,848   $13,123,098
                                                      ==========   ===========


			LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                     $3,279,507    $4,255,444
Accrued interest                                          59,197        75,141
Accounts payable:
     General Partners                                     49,120        50,505
     Other                                                68,816        55,219
Deposits due to lessees                                   77,409        77,409
Unearned lease income                                     42,292        57,644
                                                       ----------    ----------
Total liabilities                                      3,576,341     4,571,362

Partners' capital:
     General Partners                                     71,833        60,467
     Limited Partners                                  5,797,674     8,491,269
                                                      ----------    ----------
Total partners' capital                                5,869,507     8,551,736
                                                      ----------    ----------
                                                      $9,445,848   $13,123,098
                                                      ==========   ===========
                             See accompanying notes.

                          ATEL CASH DISTRIBUTION FUND II
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                               INCOME STATEMENTS

                        NINE AND THREE MONTH PERIODS ENDED
                            SEPTEMBER 30, 1995 AND 1994

                                    (Unaudited)

                              Nine Months Ended          Three Months Ended
                               September 30,                September 30,
                              1995         1994           1995        1994
                              ----         ----           ----        ----
Revenues:
Lease income:
 Operating                 $1,856,003    $3,907,883      $547,341   $1,279,726
 Direct financing             339,916       572,792       103,711      105,959
 Leveraged                     11,496         9,135         3,832        3,045
 Gain (loss) on
   disposition of assets      396,058      (258,988)       20,601      (39,937)
Interest income                27,858        48,967         9,678       27,738
Gain on sale of marketable
   securities                 124,879             -             -            -
Other                         228,600       161,215       155,452       (1,046)
                           -----------   -----------   -----------   ----------
                            2,984,810     4,441,004       840,615    1,375,485
Expenses:
Depreciation                1,159,568     2,374,368       310,969      661,970
Interest expense              286,058       385,435        88,398      114,635
Management fees               171,722       357,406        49,121      118,408
Administrative cost
 reimbursements               107,480       166,465        34,352       45,960
Professional fees              42,853        34,857         3,622        1,668
Other expense                  35,342        53,718        11,483       22,337
Taxes                          25,841             -            63            -
Provision for losses           19,371             -         8,406            -
                           -----------   -----------   -----------   ----------
                            1,848,235     3,372,249       506,414      964,978
                           -----------   -----------   -----------   ----------
Net income                 $1,136,575    $1,068,755      $334,201     $410,507
                           ===========   ===========   ===========   ==========

Net income:
     General Partners         $11,366       $10,688        $3,342       $4,105
     Limited Partners       1,125,209     1,058,067       330,859      406,402
                           -----------   -----------   -----------   ----------
                           $1,136,575    $1,068,755      $334,201     $410,507
                           ===========   ===========   ===========   ==========

Net income per Limited
 Partnership unit              $16.08        $15.12         $4.73        $5.81

Weighted average number
 of units outstanding          69,979        69,994        69,979       69,990

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                Limited Partners
                                ----------------         General
                               Units      Amount        Partners      Total
                               -----      ------        --------      -----
Balance December 31, 1994      69,979    $8,491,269       $60,467   $8,551,736
Net income                                1,125,209        11,366    1,136,575
Distributions to limited
 partners                                (3,818,804)            -   (3,818,804)
                               ------    -----------      -------   -----------
Balance September 30, 1995     69,979    $5,797,674       $71,833   $5,869,507
                               ======    ===========      =======   ===========

                             See accompanying notes.


                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                          SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                Nine Months Ended        Three Months Ended
                                  September 30,              September 30,
                                1995         1994          1995        1994
                                ----         ----          ----        ----
Operating activities:
Net income                   $1,136,575   $1,068,755     $334,201     $410,507
Adjustments to reconcile
 net income to net cash
 provided by operations:
  Depreciation                1,159,568    2,374,368      310,969      661,970
  Revenues from leveraged
   leases                       (11,496)      (9,135)      (3,832)      (3,045)
  (Gain) loss on
   dispositions of assets      (396,058)     258,988      (20,601)      39,937
  Gain on sale of marketable
   securities                  (124,879)           -            -            -
  Provision for losses           19,371            -        8,406            -
Changes in operating
 assets and liabilities:
  Accounts receivable           675,980      152,599      104,933      (65,261)
  Accounts payable, General
   Partner                       (1,385)       7,603      (14,137)       3,788
  Accounts payable, other        13,597       38,490       (9,816)      30,199
  Accrued interest              (15,944)     (76,977)      (4,457)     (22,588)
  Customer deposit                    -       77,410            -       (9,097)
  Unearned operating lease
   income                       (15,352)     (89,066)     (20,117)    (119,800)
                             -----------   ----------   ----------   ----------
Net cash provided by
 operations                   2,439,977    3,803,035      685,549      926,610
                             -----------   ----------   ----------   ----------

Investing activities:
Proceeds from sales of
 equipment                    1,901,361    2,108,670       38,546    1,261,316
Proceeds from sales of
 marketable securities          124,879            -            -            -
Reductions of net
 investment in direct
 financing leases               657,928      726,913      212,824      104,254
Purchase of equipment on
 operating leases                     -   (1,368,301)           -            -
Purchase of equipment on
 direct financing leases              -     (820,607)           -            -
Payment of initial direct
 costs                                -       (7,605)           -            -
                             -----------  ------------  ----------  -----------
Net cash provided by
 investing activities         2,684,168      639,070      251,370    1,365,570
                             -----------  -----------  -----------  -----------

Financing activities:
Repayment of non-recourse
 debt                          (975,937)  (1,984,923)    (306,255)    (671,676)
Distributions to limited
 partners                    (3,818,804)  (4,547,104)    (909,238)  (1,545,707)
                              -----------  -----------  -----------  -----------
Net cash used in financing
 activities                  (4,794,741)  (6,532,027)  (1,215,493)  (2,217,383)
                             -----------  -----------  -----------  -----------

Net increase (decrease) in
 cash and cash  equivalents     329,404   (2,089,922)    (278,574)      74,797
Cash and cash equivalents
 at beginning of period         924,041    3,700,348    1,532,019    1,535,629
                             -----------  -----------  -----------  -----------
Cash and cash equivalents
 at end of period            $1,253,445   $1,610,426   $1,253,445   $1,610,426
                             ===========  ===========  ===========  ==========

Supplemental disclosures of cash flow information:

Cash paid for interest         $286,058     $385,435      $88,398     $114,635

Non-cash transactions:

Operating lease assets
 reclassified to direct
 financing lease assets        $166,612                  $166,612
Less accumulated depreciation  (127,649)                 (127,649)
                               ---------                 ---------
                                $38,963                   $38,963
                               =========                 =========

Operating lease assets
 reclassified to equipment
 held for lease                $324,310                  $324,310
Less accumulated depreciation  (259,448)                 (259,448)
                               ---------                 ---------
                                $64,862                   $64,862
                               =========                 =========
                         See accompanying notes.

                      ATEL CASH DISTRIBUTION FUND II
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1995
                                (Unaudited)


1.  Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                       Depreciation
                                        Expense or    Reclass-
                December 31,           Amortization  ifications & September 30,
                    1994      Additions  of Leases   Dispositions      1995
                    ----      ---------  ---------   ------------      ----
Net investment in
 operating
 leases          $7,691,388             ($1,158,171)  ($1,609,128)  $4,924,089
Net investment in
 direct financing
 leases           3,777,324                (657,928)       38,963    3,158,359
Net investment
 in leveraged
 leases              59,307                  11,496             -       70,803
Equipment held
 for lease                -                       -        64,862       64,862
Reserve for
 losses             (11,616) ($19,371)            -             -      (30,987)
Initial direct
 costs                6,674         -        (1,397)            -        5,277
                -----------  ---------  ------------  ------------  -----------
                $11,516,403  ($19,371)  ($1,804,603)  ($1,505,303)  $8,192,403
                ===========  =========  ============  ============  ===========

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1994, dispositions during the three month periods ended March 31, June 30 and September 30, 1995 and as of September 30, 1995:

                 December 31,   -------- Dispositions --------    September 30,
Equipment type      1994     1st Quarter  2nd Quarter  3rd Quarter     1995
                    ----     -----------  -----------  -----------     ----
Aircraft         $3,164,533                                         $3,164,533
Materials
 handling         3,398,792      ($51,407)  ($784,122)  ($109,811)   2,453,452
Transportation    2,474,788             -    (339,457)    (19,641)   2,115,690
Mining            6,435,092    (4,330,449)          -           -    2,104,643
Manufacturing       835,681             -           -           -      835,681
Data processing     527,739             -           -           -      527,739
Communications      481,738             -           -           -      481,738
Food processing     344,799             -           -           -      344,799
Furniture,
 fixtures and
 equipment          347,277             -           -    (324,310)      22,967
Motor vehicles      176,962      (175,515)          -           -        1,447
Medical              36,676             -     (36,676)          -            -
                ------------  ------------ -----------  ----------  ----------
                 18,224,077    (4,557,371) (1,160,255)   (453,762)  12,052,689
Less accumulated
 depreciation   (10,532,689)    2,821,141     532,463      50,485   (7,128,600)
                ------------  ------------  ----------  ----------  -----------
                 $7,691,388   ($1,736,230)  ($627,792)  ($403,277)  $4,924,089
                ============  ============  ==========  ==========  ===========

At September 30, 1995, the aggregate amounts of future minimum lease payments are as follows:
                                            Direct
                                          Financing    Operating        Total
                                          ---------    ---------        -----
   Three months ending December 31, 1995    $310,794     $501,056     $811,850
           Year ending December 31, 1996   1,200,961    1,209,916    2,410,877
                                    1997   1,126,523      543,627    1,670,150
                                    1998     220,075      271,610      491,685
                                    1999       4,248      269,732      273,980
                              Thereafter           -      202,299      202,299
                                          ----------   ----------   ----------
                                          $2,862,601   $2,998,240   $5,860,841
                                          ==========   ==========   ==========


3. Non-recourse debt:

Notes payable to financial institutions are due in varying
monthly, quarterly and semi-annual installments of principal and interest.  The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes.  Interest rates on the
notes vary from 9.43% to 12.86%.                                   $3,279,507
                                                                   ==========

Future minimum principal payments of debt as of September 30, 1995 are as follows:

                                             Principal   Interest      Total
                                             ---------  --------        -----
    Three months ending December 31, 1995     $313,562    $70,685     $384,247
            Year ending December 31, 1996    1,272,080    261,180    1,533,260
                                     1997    1,037,153    137,795    1,174,948
                                     1998      230,049     61,609      291,658
                                     1999      233,530     36,202      269,732
                               Thereafter      193,133      9,166      202,299
                                            ----------   --------   ----------
                                            $3,279,507   $576,637   $3,856,144
                                            ==========   ========   ==========


4. Commitments, management and report of fees:

The terms of the Agreement of Limited Partnership provide that the General Partners and/or Affiliates are entitled to receive certain fees.

The General Partners and/or Affiliates earned partnership and equipment management fees of $171,722 in 1995 and $357,406 in 1994, as permitted in the Agreement of Limited Partnership .


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Partnership cash which has been received, but which has not yet been invested in leased equipment or distributed to partners, is invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity is cash received from lease rentals. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

As of September 30, 1995, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $3,280,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At September 30, 1994, there were no such commitments.

The Partnership made a distributions of cash from 1995 first quarter operations in April 1995, from second quarter operations in July 1995 and from third quarter operations in October 1995. The amount of the distributions were $18.75, $12.50 and $12.50 per Unit, respectively. These distributions represent annualized distribution rates of 15%, 10% and 10%, respectively.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash flows, nine months, 1995 vs. 1994

Lease revenues, the Partnership's primary source of cash, decreased by $2,282,395 compared to 1994.

Cash flows provided by investing activities decreased by $151,415 as a result of decreased asset sales and direct finance lease rents. This was partially offset by sales of marketable securities. The decrease in rents was the result of sales of such equipment over the last year.

There were no financing sources of cash in 1995. Debt principal payments have decreased due to scheduled debt payments.

Cash flows, three months, 1995 vs. 1994

For the third quarter, lease rents were the primary source of cash for the Partnership. Lease rents decreased by $733,846 compared to 1994. As noted above, the decrease is the result of assets coming off lease and being subsequently sold.

Cash flows provided by investing activities decreased materially due to reduced asset sales. This was the result of a decreased amount of equipment coming off lease in 1995 compared to 1994 and subsequent sales of that equipment. This was partially offset by increases in direct financing lease rents accounted for as reductions of the net investment in such leases.

There were no financing sources of cash in 1995. Debt principal payments decreased due to the causes noted above for the nine month period.

Results of Operations

The results of operations in future periods may vary significantly from those of the first nine months of 1995 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1995 vs. 1994

Operating lease revenues decreased by $2,051,880 for the nine month period and $732,385 for the three month period due to lease terminations and subsequent asset sales. Direct financing lease revenues decreased by $232,876 for the nine month period and decreased by $2,248 for the three month period compared to 1994. The decreases resulted from lease terminations and asset sales. In 1995, sales of assets resulted in gains of $396,058 (nine months) and $20,601 (three months). In 1994, sales of assets resulted in losses of $258,988 (for nine months) and $39,937 (for three months). Such gains and losses are not expected to be comparable from one period to another. Depreciation expense declined by $1,214,800 (nine months) and $351,001 (three months) as a result of asset sales since October 1, 1994. Interest expense continues to decline in both the three and nine month periods in relation to the declining balances of debt. There have been no new borrowings in the current year.


PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

		Inapplicable.

Item 2. CHANGES IN SECURITIES.

		Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

		Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS.
		Inapplicable.

Item 5.         OTHER INFORMATION.

		Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Documents filed as a part of this report

1.       Financial Statements

		Included in Part I of this report:

   Balance sheets, September 30, 1995 and December 31, 1994
   Income statements for the nine and three month periods ended September 30,
     1995 and  1994.
   Statement of changes in partners' capital for the nine months ended
     September 30, 1995.
   Statements of cash flows for the nine and three month periods ended
     September 30, 1995 and 1994.
   Notes to the financial statements

2.       Financial Statement Schedules

		All other schedules for which provision is made in the applicable accounting
		regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)             Report on Form 8-K
		None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 10, 1995

ATEL Cash Distribution Fund II,
a California Limited Partnership
(Registrant)





		By:      /s/   A. J. BATT
			A. J. Batt
			General Partner of registrant



		By:      /s/  DEAN L. CASH
			Dean L. Cash
			General Partner of registrant



		By:       /s/ F. RANDALL BIGONY
			F. RANDALL BIGONY
			Principal financial officer
			of registrant



		By:       /s/ DONALD E.  CARPENTER
			Donald E.  Carpenter,
			Principal accounting
			officer of registrant