Form 10-K
period 1995-12-31
ATEL CASH DISTRIBUTION FUND II
filed 1996-03-28
CIK 823065

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   For the Year Ended December 31, 1995

                                                  OR

                   Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                         Commission File number 0-17631

        ATEL Cash Distribution Fund II, a California Limited Partnership

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

        Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No


State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund II, a California limited partnership (the Partnership), was formed under the laws of the State of California on September 30, 1987. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

In a public offering of 50,000 units of Limited Partnership interest (Units) (which was increased to 70,000 Units at the option of the General Partners), at a price of $500 per Unit, the Partnership sold an aggregate of 70,000 Units for a total capitalization of $35,000,000. Of the proceeds received, $3,325,000 was paid to ATEL Securities Corporation, a wholly owned subsidiary of ATEL Financial Corporation (ATEL), the corporate general partner, as sales commissions, $1,751,426 was paid to ATEL as reimbursements of organization and other syndication costs and $29,398,574 was used to acquire leased equipment, including acquisition fees paid to ATEL. An additional $525,000 was held for reserves for repurchases of Units and for working capital.

At December 31, 1995, cash balances consisted of amounts to be distributed from 1995 operations and sales proceeds ($658,289) and working capital reserves.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 1995 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost.

The Partnership only purchases equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership's reinvestment period ended December 31, 1995. The Partnership may acquire additional assets without the use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1995, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

One lessee accounted for 12% of the Partnership's lease revenues during 1995.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depend on various factors (many of which are not in the control of the General Partners or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1995, the Partnership has disposed of certain lease assets as set forth below:
                                                                      Excess of
                                     Acquisition        Sales         Rents Over
Asset Type                              Cost            Price         Expenses *

Aircraft                             $6,742,040      $4,917,002      $1,846,076
Material handling                     5,751,091       2,034,980       5,597,969
Mining                                5,483,450       1,637,044       5,509,990
Food processing                       2,841,988         903,998       3,050,075
Transportation                        2,652,619         986,801       2,699,633
Medical                               1,585,800         514,254       1,603,407
Manufacturing                         1,476,163         197,000       1,580,298
Furniture, fixtures and equipment     1,432,952         390,584       1,521,587
Communications                        1,232,483         689,932         735,482
Data processing                       1,003,917          99,552       1,042,407
Motor vehicles                          638,670         192,982         648,669
Printing                                233,268         110,000         258,130
                                 --------------- --------------- ---------------
                                    $31,074,441     $12,674,129     $26,093,723
                                 =============== =============== ===============

* Includes only those expenses directly related to the production of the related rents.


Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1995 and the industries to which the assets have been leased.

                          Purchase price excluding           Percentage of total
Asset types                    acquisition fees                     acquisitions

Material handling                $10,469,425                              20.03%
Aircraft                           9,799,805                              18.75%
Food processing                    5,531,182                              10.58%
Mining                             5,395,983                              10.32%
Medical                            4,633,726                               8.86%
Transportation                     4,280,728                               8.19%
Manufacturing                      3,045,461                               5.83%
Furniture, fixtures and
  equipment                        3,474,306                               6.65%
Printing                           2,524,690                               4.83%
Communication                      1,239,467                               2.37%
Data processing                    1,126,472                               2.16%
Motor vehicles                       749,291                               1.43%
                                -------------                       ------------
                                 $52,270,536                             100.00%
                                =============                       ============

                          Purchase price excluding           Percentage of total
Industry of lessee              acquisition fees                 acquisitions

Manufacturing, other              $7,696,525                              14.72%
Medical                            7,480,492                              14.31%
Transportation                     6,247,981                              11.95%
Mining                             6,157,112                              11.78%
Food processing                    5,881,954                              11.25%
Commercial airline                 4,592,040                               8.79%
Other                              4,358,700                               8.34%
Primary metals                     3,933,919                               7.53%
Printing                           2,558,495                               4.89%
Manufacturing, auto/truck          1,831,257                               3.50%
Chemicals                          1,532,061                               2.94%
                                -------------                       ------------
                                 $52,270,536                             100.00%
                                =============                       ============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1995, see Note 3 to the financial statements, Investments in leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets except for the bankruptcy of Rocky Mountain Helicopters, Inc. noted below in Part II, Item 7 under the caption "Results of Operations" where the Partnership has undertaken legal action in pursuit of its unsecured claim.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
           RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1995, a total of 2,967 investors were record holders of Units in the Partnership.

Dividends

The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners have sole discretion in determining the amount of distributions. However, since the reinvestment period ended December 31, 1995, the General Partners are required to distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing.

The rates for distributions to Limited Partners in April, July and October 1995 and in January 1996 were $18.75, $12.50, $12.50 and $9.05, respectively per Unit (a total of $52.80 per Unit). All distributions were from cash flows from operations and sales proceeds in 1995.

The rates for distributions to Limited Partners in April, July and October 1994 and in January 1995 were each $21.25 per Unit (a total of $85.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1994.

The rates for distributions to Limited Partners in April, July and October 1993 and in January 1994 were each $20.00 per Unit (a total of $80.00 per Unit). All distributions were from cash flows from operations in 1993.

The following table presents summarized information regarding distributions to Limited Partners:


                                                 1995            1994             1993            1992           1991
                                                 ----            ----             ----            ----           ----
Distributions of net income                        $18.49           $21.00          $15.54          $14.50         $15.81
Return of investment                                49.07            66.05           66.26           61.22          54.09
                                             -------------- ---------------- --------------- --------------- --------------
Distributions per unit                              67.56            87.05           81.80           75.72          69.90
Differences due to timing of
   distributions and due to distribution
   reinvestments                                   (14.76)           (2.05)          (1.80)          (0.72)          0.10
                                             -------------- ---------------- --------------- --------------- --------------
Nominal distribution rates from above              $52.80           $85.00          $80.00          $75.00         $70.00
                                             ============== ================ =============== =============== ==============

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1991, 1992, 1993, 1994 and 1995. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.


                                                   1995            1994             1993            1992           1991
                                                   ----            ----             ----            ----           ----
Gross Revenues                                  $3,645,794       $5,624,499      $7,083,181      $8,260,374     $8,743,176

Net Income                                      $1,307,185       $1,484,900      $1,099,015      $1,025,357     $1,117,799

Weighted average Limited Partnership
   Units (Units) outstanding                        69,979           69,990          70,001          70,001         70,001

Net income per Unit, based on
   weighted average Units outstanding               $18.49           $21.00          $15.54          $14.50         $15.81

Distributions per Unit, based on
   weighted average Units outstanding               $67.56           $87.05          $81.80          $75.72         $69.90

Total Assets                                    $8,404,252      $13,123,098     $20,421,000     $27,646,894    $34,494,031

Total Non-recourse Debt                         $2,965,946       $4,255,444      $6,807,471      $9,298,808    $12,189,768

Total Partners' Capital                         $5,130,875       $8,551,736     $13,161,644     $17,577,696    $21,479,585


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the year, the Partnership's primary sources of liquidity were cash balances and cash flows from leasing operations. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partners envision no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

All of the Partnership's non-recourse debt is paid by lease payments assigned to the lenders. The assigned lease payments match the required payments on the debt and such payments fully amortize the debt.

As of December 31, 1995, cash balances were reserved for distributions in January 1996 ($658,289) and working capital reserves.

As of December 31, 1995, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $2,966,000. There were no additional borrowings from December 31, 1995 through February 29, 1996. The borrowings are no n-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Li mited Partnership Agreement limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment as described in Item 1. As of December 31, 1995, the Partnership had no such commitments.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1988. Distributions of cash from 1995 operations and sales proceeds were made in April, July and October 1995 and in January 1996. See Items 5 and 6 of this report for additional information regarding the distributions.

Cash Flows:

                  1995 vs. 1994

Cash flows from operations decreased by $1,114,000. The decrease resulted from decreased lease revenues ($2,804,259 in 1995 compared to $5,395,153 in 1994), a decrease of $2,590,894. This was partially offset by cash received from bankruptcy settlements ($228,033) and improved collections of accounts receivable at the end of 1995 compared to 1994. In 1994, accounts receivable had increased by $396,017 and they decreased by $606,422 in 1995, resulting in increased cash flows in 1995 of $1,002,439 compared to 1994. Lease rents declined as the result of sales of the underlying pool of lease assets at the end of the related lease terms. See further discussion under the heading "Results of Operations".

Cash flows from investing activities increased from $1,967,923 in 1994 to $3,180,99 in 1995. In 1994, $2,322,591 was used to purchased lease assets and to pay related initial direct costs. There were no such purchases in 1995. The largest source of cash from investing activities in both years was the proceeds from sales of operating lease assets. These proceeds declined from $2,955,209 in 1994 to $2,179,490 in 1995. The second major source of cash from investing activities is direct financing lease rents which are accounted for as reductions of the Partnership's net investment in direct financing leases. These amounts decreased from $1,311,673 in 1994 to $875,730 in 1995.

There were no financing sources of cash in 1995. Repayments of non-recourse debt have decreased as a result of scheduled debt payments.

                  1994 vs. 1993

Cash flows from operations decreased by $1,051,000. The decrease resulted from lower lease rents in 1994 compared to 1993 ($5,395,000 compared to $6,795,500). Lease rents decreased due to a decrease in the underlying asset base. Assets are being sold more rapidly than new assets are being acquired.

Investing sources of cash increased by approximately $890,000. Investing sources of cash came from the proceeds from sales of lease assets ($2,959,500 in 1994 compared to $2,643,300 in 1993) and from reductions in the Partnership's investment in direct financing leases ($1,312,000 in 1994 compared to $736,000 in 1993).

There were no financing sources of cash in 1994. Repayments of non-recourse debt have decreased as a result of scheduled debt payments.


Results of Operations

As of March 23, 1988, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Operations resulted in net income of $1,117,799, $1,025,357, $1,099,015, $1,484,900 and $1,307,185 in 1991, 1992, 1993, 1994 and 1995,
respectively. The results of operations in future periods may vary significantly from those of 1995 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rents. The ultimate effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets and/or from re-leases to either the same or new lessees once the initial lease terms expire.

A number of the Partnership's leases are scheduled to terminate in 1996. If they are terminated as scheduled, gross lease rents from operating and direct financing leases are expected to decrease by $1,093,000 (from $3,665,000 in 1995 to $2,572,000 in 1996). Depreciation expense related to operating leases is also expected to decrease. The ultimate effect on net income will also depend on the amounts, if any, of re-lease rentals and/or the amounts of proceeds received upon sales of the assets.

As of December 31, 1995, 22% (14% in 1994) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in this industry is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding this industry that would effect its operations in future periods.


The Partnership continues to have an unsecured claim against Rocky Mountain Helicopters, Inc. (RMH), a former lessee of the Partnership. RMH filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code in 1993. In addition to the amounts previously received from the RMH bankruptcy, the Partnership received $77,654 in March 1996 and may receive an additional 5% to 10% of its unsecured claim of $776,654.

                  1995 vs. 1994

Operating lease revenues declined by $2,560,888 (from $4,912,864 in 1994 to $2,351,976 in 1995) due to continued sales of operating lease assets at the end of their related lease terms. In 1995, the Partnership realized a gain on lease assets sales of $453,960 compared to a loss of $3,239 in 1994. A large part of the 1995 gain related to the sale of materials handling equipment after it was returned by the lessees upon termination of the lease. In 1995, the Partnership sold the remainder of the common stock it had received as a part of the 1992 Financial News Network (FNN) bankruptcy settlement. The gain realized in 1995 was $128,878 compared to $19,292 in 1994. In 1995, the Partnership also received additional cash payments from the bankruptcies of FNN and Rocky Mountain Helicopters, Inc. totaling $228,033. No further amounts are expected from the FNN transaction.

Depreciation expense has continued to decrease as the Partnership's underlying portfolio of operating lease assets is sold at the scheduled terminations of the related lease terms. Depreciation decreased from $2,963,445 in 1994 to $1,451,193 in 1995. Interest expense has declined from $509,267 in 1994 to $365,099 in 1995 as the result of scheduled debt payments. Management fees are based on the Partnership's lease rents received and on the amounts of cash distributed to the limited partners from its leasing activities (as defined in the Limited Partnership Agreement). Both of these factors decreased in 1995 compared to 1994 and as a result, management fees decreased from $313,115 to $222,936.

                  1994 vs. 1993

Operating lease revenues declined by $1,424,006 (from $6,336,870 in 1993 to $4,912,864 in 1994) due to sales of assets in 1993 and 1994. Direct financing lease revenues increased by $21,150 due to the addition of such assets in 1994. Other income increased by $161,000. In 1994, other income included fees of $139,200 imposed on a lessee for the early termination of the lease contract. There were no such fees in 1993.

Depreciation expense has declined as the amount of equipment on operating leases (at cost) has declined from $35,604,457 at the end of 1992 to $26,479,548 at the end of 1993 and to $18,224,077 at the end of 1994. It is expected to continue to decrease as additional operating leases mature and the related assets are sold. The reductions (in both 1993 and in 1994) of the asset base have contributed to the decrease in depreciation in 1994.

Interest expense has declined as the balances of long-term debt have been reduced by scheduled debt payments.

Equipment management fees are related to the Partnership's gross lease rents. Such fees decreased from $195,000 in 1993 to $146,000 in 1994. The decline is related to the decrease in lease rents noted above. Partnership management fees are related to the amounts of distributions of "Cash from Operations", as defined in the Limited Partnership Agreement, to the Limited Partners. These fees decreased from $233,000 in 1993 to $167,000 in 1994 as a greater portion of the cash distributed to the Limited Partners was from the proceeds from asset sales rather than from operations.

In 1994, the assets of the Partnership represent a smaller portion of the total assets of all of the affiliated partnerships managed by the General Partners. Its partners also represent a smaller portion of the total number of such partners in all of the partnerships administered by the General Partners. Administrative costs incurred by the General Partners on behalf of the affiliated partnerships are subject to certain economies of scale and the Partnership was consequently allocated a smaller portion of those costs in 1994. Additionally, certain portions of the lease administration process were automated. This resulted in the decrease in the amounts of administrative costs reimbursed to the General Partners.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 23.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund II


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund II (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund II (a California limited partnership) at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP
San Francisco, California
February 2, 1996

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                                         1995           1994
                                                         ----           ----

Cash and cash equivalents                             $874,714       $924,041

Accounts receivable, net of allowance
   for doubtful accounts of $15,552 in
   1995 and 1994                                        69,558        675,980

Investment in equipment and leases                   7,459,980     11,523,077
                                                --------------- --------------
Total assets                                        $8,404,252    $13,123,098
                                                =============== ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $2,965,946     $4,255,444

Accrued interest                                        53,047         75,141

Accounts payable and accrued liabilities:
     General Partners                                   61,192         50,505
     Trade and other                                    79,398         55,219

Customer deposits                                       77,409         77,409

Unearned operating lease income                         36,385         57,644
                                                --------------- --------------
Total liabilities                                    3,273,377      4,571,362

Partners' capital:
     General Partners                                   73,539         60,467
     Limited Partners                                5,057,336      8,491,269
                                                --------------- --------------
Total partners' capital                              5,130,875      8,551,736
                                                --------------- --------------
Total liabilities and partners' capital             $8,404,252    $13,123,098
                                                =============== ==============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               1995            1994           1993
                                               ----            ----           ----
Revenues:
Leasing activities:
     Operating                              $2,351,976     $4,912,864      $6,336,870
     Direct financing                          436,955        470,109         448,959
     Leveraged                                  15,328         12,180           9,679
     Gain (loss) on sale of lease assets       453,960         (3,239)        184,599

Interest income                                 32,340         38,720          89,830
Gain on sale of marketable securities          124,878         19,292               -
Proceeds from bankruptcy settlements           228,033              -               -
Other                                            2,324        174,573          13,244
                                        --------------- --------------- --------------
                                             3,645,794      5,624,499       7,083,181
                                        --------------- --------------- --------------

Expenses:
Depreciation and amortization                1,451,193      2,963,445       4,285,373
Interest expense                               365,099        509,267         860,663
Equipment and partnership management
     fees to General Partner                   222,936        313,115         427,874
Administrative cost reimbursements
     to General Partner                        157,444        238,185         313,421
Provision for losses                            25,972         11,616               -
Professional fees                               44,864         37,647          47,110
Other                                           71,101         66,324          49,725
                                        --------------- --------------- --------------
                                             2,338,609      4,139,599       5,984,166
                                        --------------- --------------- --------------
Net Income                                  $1,307,185      $1,484,900     $1,099,015
                                        =============== =============== ==============

Net income:
     General Partners                          $13,072         $14,849        $10,990
     Limited Partners                        1,294,113       1,470,051      1,088,025
                                        --------------- --------------- --------------
                                            $1,307,185      $1,484,900     $1,099,015
                                        =============== =============== ==============

Net income per Limited Partnership unit         $18.49          $21.00         $15.54

Weighted average number of units
     outstanding                                69,979          69,990         70,001

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                      Limited Partners           General
                                                                 Units           Amount         Partners         Total

Balance, January 1, 1993                                             70,001     $17,543,068         $34,628    $17,577,696

Distributions ($81.80 per unit)                                                  (5,726,239)                    (5,726,239)
Distributions reinvested                                                            211,172                        211,172
Net income                                                                        1,088,025          10,990      1,099,015
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1993                                           70,001      13,116,026          45,618     13,161,644

Distributions ($87.05 per unit)                                                  (6,092,811)                    (6,092,811)
Repurchase of units                                                     (22)         (1,997)                        (1,997)
Net income                                                                        1,470,051          14,849      1,484,900
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1994                                           69,979       8,491,269          60,467      8,551,736

Distributions ($67.56 per unit)                                                  (4,728,046)                    (4,728,046)
Net income                                                                        1,294,113          13,072      1,307,185
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1995                                           69,979      $5,057,336         $73,539     $5,130,875
                                                            ================ =============== =============== ==============







                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                    1995          1994            1993
                                                                                    ----          ----            ----
Operating activities:
Net income                                                                       $1,307,185      $1,484,900     $1,099,015
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
      Depreciation and amortization expense                                       1,451,193       2,963,445      4,285,373
      (Gain) loss on sale of lease assets                                          (453,960)          3,239       (184,599)
      Leveraged lease income                                                        (15,328)        (12,180)        (9,679)
      Gain on sale of marketable securities                                        (124,878)        (19,292)             -
      Provision for losses                                                           25,972          11,616              -
      Changes in operating assets and liabilities:
         Accounts receivable                                                        606,422        (396,017)        76,161
         Notes receivable                                                                 -           2,861          6,031
         Accounts payable, general partner                                          (40,528)        (60,300)        12,563
         Accounts payable, other                                                     75,394         (10,997)       (27,516)
         Accrued interest                                                           (22,094)        (75,075)             -
         Customer deposit                                                                 -          77,409       (203,000)
         Unearned operating lease income                                            (21,259)        (67,004)      (100,552)
                                                                             --------------- --------------- --------------
Net cash provided by operating activities                                         2,788,119       3,902,605      4,953,797
                                                                             --------------- --------------- --------------

Investing activities:
Proceeds from sale of equipment on operating leases                               2,179,490       2,955,209      2,640,861
Purchase of equipment on operating leases                                                 -      (1,368,301)      (211,747)
Reductions of net investment in direct financing leases                             875,730       1,311,673        736,040
Investment in equipment on direct financing leases                                        -        (946,685)             -
Proceeds from sales of marketable securities                                        124,878          19,292              -
Payments of initial direct costs                                                          -          (7,605)             -
Proceeds from sale of assets on direct financing leases                                   -           4,340          2,475
Investment in equipment on leveraged leases                                               -               -        (37,448)
                                                                             --------------- --------------- --------------
Net cash provided by investing activities                                         3,180,098       1,967,923      3,130,181
                                                                             --------------- --------------- --------------

Financing activities:
Distributions to limited partners, net of reinvestments                          (4,728,046)     (6,092,811)    (5,515,067)
Repayments of non-recourse debt                                                  (1,289,498)     (2,552,027)    (3,610,005)
Repurchase of units                                                                       -          (1,997)             -
Proceeds from non-recourse debt                                                           -               -      1,118,668
                                                                             --------------- --------------- --------------
Net cash used in financing activities                                            (6,017,544)     (8,646,835)    (8,006,404)
                                                                             --------------- --------------- --------------
Net (decrease) increase in cash and cash equivalents                                (49,327)     (2,776,307)        77,574
Cash and cash equivalents at beginning of year                                      924,041       3,700,348      3,622,774
                                                                             --------------- --------------- --------------

Cash and cash equivalents at end of year                                           $874,714        $924,041     $3,700,348
                                                                             =============== =============== ==============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                    1995          1994            1993
                                                                                    ----          ----            ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                             $387,193        $509,267       $860,663
                                                                             =============== =============== ==============

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to assets held for sale or lease             $1,147,373
Less accumulated depreciation                                                      (947,899)
                                                                             ===============
                                                                                   $199,474
                                                                             ===============

Operating lease assets reclassified to direct financing lease assets               $166,609                     $1,806,923
Less accumulated depreciation                                                      (127,649)                    (1,294,744)
                                                                             ===============                 ==============
                                                                                    $38,960                       $512,179
                                                                             ===============                 ==============

Notes receivable received on asset sales                                                                            $8,892
                                                                                                             ==============



                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.  Organization and partnership matters:

ATEL Cash Distribution Fund II, a California limited partnership (the Partnership), was formed under the laws of the State of California on September 30, 1987, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of September 30, 1987, $100 of which represented the General Partners' continuing interest, and $500 of which represented the Initial Limited Partner's capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 23, 1988, the Partnership commenced operations.

The Partnership incurred costs of $5,076,426 in connection with organization, registration, and issuance of the Units. The General Partners are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of Financial Corporation.

On January 3, 1990, the Partnership's offering of Limited Partnership units was completed. Total contributed capital from the offering was $35,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1995, the original terms of the leases ranged from one to twelve years.

Pursuant to the Limited Partnership Agreement, the General Partners receive compensation and reimbursement for services rendered on behalf of the Partnership (Note 5). The General Partners are required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the life of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and realization of residual values. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statement of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.

                                                                 1995           1994
                                                                 ----           ----
Financial statement basis of net assets and liabilities      $5,130,875     $8,551,736
Tax basis of net assets and liabilities                       4,751,106      6,377,316
                                                         --------------- --------------
Difference                                                     $379,769     $2,174,420
                                                         =============== ==============

The following reconciles the net income reported in these financial statements to the net income reported on the Partnership's federal tax return (unaudited):
                                                 1995           1994
                                                 ----           ----
Net income per financial statements          $1,307,185     $1,484,900
Adjustment to depreciation expense             (158,820)        49,417
Adjustments to revenues                       1,926,962      2,821,248
Adjustments to other expenses                    26,508        (15,006)
                                         --------------- --------------

Net income per federal tax return            $3,101,835     $4,340,559
                                         =============== ==============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period, without giving effect to changes in capital interests as a result of reinvestment of distributions.

New accounting pronouncement:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of" (FAS 121). This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 as of January 1, 1995. No impairment losses were required to be recorded as a result of adopting FAS 121.

Prior to 1995, a provision for impairment of value was recorded when a decline in the value of the property was determined to be other than temporary. The impairment loss was measured as the difference between the sum of the estimated future undiscounted cash flows and the carrying amount of the asset.

Reclassification and 1993 restatement:

Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation. Also, direct financing leases and revenues from operating lease activities for 1993 were restated in 1994 from amounts previously reported in the financial statements and footnotes to reflect an increase in the amount of $233,000. The restatement corrected certain errors in recognizing lease income and its effects on the Partnership's investments in leases.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or       Reclass-
                                                                              Amortization    ifications &
                                                 1994          Additions       of Leases      Dispositions       1995
                                                 ----          ---------       ---------      ------------       ----
Net investment in operating leases              $7,691,388                      ($1,449,331)    ($1,963,963)    $4,278,094
Net investment in direct financing leases        3,777,324                         (875,730)         38,960      2,940,554
Net investment in leveraged leases                  59,307                           15,328               -         74,635
Equipment held for lease                                 -                                -         199,474        199,474
Reserves for losses                                (11,616)        ($25,972)              -               -        (37,588)
Initial direct costs                                 6,674                -          (1,863)              -          4,811
                                             -------------- ---------------- --------------- --------------- --------------
                                               $11,523,077         ($25,972)    ($2,311,596)    ($1,725,529)    $7,459,980
                                             ============== ================ =============== =============== ==============

Operating leases:

Property on operating lease consists of the following as of December 31, 1994, additions and dispositions during 1995 and as of December 31, 1995:

                                                                Balance                         Reclass-        Balance
                                                             December 31,                     ifications &   December 31,
                                                                 1994          Additions      Dispositions       1995
                                                                 ----          ---------      ------------       ----
Aircraft                                                         $3,164,533                                     $3,164,533
Mining                                                            6,435,092                     ($4,330,449)     2,104,643
Materials handling                                                3,398,792                      (1,480,458)     1,918,334
Manufacturing                                                       835,681                               -        835,681
Transportation                                                    2,474,788                      (1,777,066)       697,722
Data processing                                                     527,739                               -        527,739
Communications                                                      481,738                               -        481,738
Food processing                                                     344,799                               -        344,799
Motor vehicles                                                      176,962                         (81,685)        95,277
Furniture, fixtures and equipment                                   347,277                        (324,310)        22,967
Medical                                                              36,676                         (36,676)             -
                                                            ---------------- --------------- --------------- --------------
                                                                 18,224,077                      (8,030,644)    10,193,433
Less accumulated depreciation                                   (10,532,689)    ($1,449,331)      6,066,681     (5,915,339)
                                                            ================ =============== =============== ==============
                                                                 $7,691,388     ($1,449,331)    ($1,963,963)    $4,278,094
                                                            ================ =============== =============== ==============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


3. Investment in leases (continued):

The following table summarizes activity in the Partnership's investment in assets under operating leases and the related accumulated depreciation for the years ended December 31, 1993, 1994 and 1995.

                                                               Operating                       Operating
                                                             Lease Assets     Accumulated        Lease
                                                             Stated at Cost   Depreciation    Assets, Net
                                                            ---------------- --------------- ---------------
Balance December 31, 1992                                       $35,607,457    ($16,311,347)    $19,296,110
Assets reclassified to assets held for lease                     (1,806,923)      1,294,744        (512,179)
Acquisitions and increases                                          211,747      (4,285,373)     (4,073,626)
Dispositions                                                     (7,532,933)      4,501,259      (3,031,674)
                                                            ---------------- --------------- ---------------
Balance December 31, 1993                                        26,479,348     (14,800,717)     11,678,631
Acquisitions and increases                                        1,368,301      (2,962,514)     (1,594,213)
Dispositions                                                     (9,623,572)      7,230,542      (2,393,030)
                                                            ---------------- --------------- ---------------
Balance December 31, 1994                                        18,224,077     (10,532,689)      7,691,388
Acquisitions and increases                                                -      (1,449,331)     (1,449,331)
Dispositions                                                     (8,030,644)      6,066,681      (1,963,963)
                                                            ---------------- --------------- ---------------
Balance December 31, 1995                                       $10,193,433     ($5,915,339)     $4,278,094
                                                            ================ =============== ===============


Direct financing leases:

Equipment under direct financing leases includes wine barrels, a wine bottling line, various medical furniture, fixtures and equipment and color separation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1995 and 1994:


                                                                                  1995            1994
                                                                                  ----            ----
Total minimum lease payments receivable                                          $2,584,207      $3,776,897
Estimated residual values of leased equipment (unguaranteed)                        873,309         859,312
                                                                             --------------- ---------------
Investment in direct financing leases                                             3,457,516       4,636,209
Less unearned income                                                               (516,962)       (858,885)
                                                                             =============== ===============
Net investment in direct financing leases                                        $2,940,554      $3,777,324
                                                                             =============== ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


3. Investment in leases (continued):

At December 31, 1995, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

Year ending                     Direct
December 31,   Operating       Financing           Total

       1996     $1,338,248       $1,233,361      $2,571,609
       1997        543,627        1,126,523       1,670,150
       1998        271,610          220,075         491,685
       1999        269,732            4,248         273,980
       2000        202,299                -         202,299
             -------------- ---------------- ---------------
                $2,625,516       $2,584,207      $5,209,723
             ============== ================ ===============

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Leases have been structured so that lease rental payments and debt service amounts are equal. Equipment under leveraged leases consists of coal mining and processing equipment. The net investment in leveraged leases at December 31, 1995 and 1994 is as follows:

                                                                                  1995            1994
                                                                                  ----            ----
Aggregate rentals receivable                                                       $458,082        $661,674
Aggregate principal and interest payable on non-recourse loans                     (458,082)       (661,674)
Estimated residual value of leased assets                                           148,750         148,750
Less unearned income                                                                (74,115)        (89,443)
                                                                             --------------- ---------------
Net investment in leveraged leases                                                  $74,635         $59,307
                                                                             =============== ===============


4. Non-recourse debt:


At December 31, 1995 and 1994, non-recourse debt consists of notes payable to financial institutions of $2,965,946 and $4,255,444, respectively. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.69% to 12.86%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1995, the carrying value of the pledged assets is approximately $3,060,070. The notes mature from 1996 through 2000.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


4. Non-recourse debt (continued):

Future minimum principal and interest payments of non-recourse debt as of December 31, 1995 are as follows:

   Year ending
   December 31,   Principal       Interest          Total

         1996     $1,272,081         $261,180      $1,533,261
         1997      1,037,153          137,795       1,174,948
         1998        230,049           61,609         291,658
         1999        233,530           36,202         269,732
         2000        193,133            9,166         202,299
               -------------- ---------------- ---------------
                  $2,965,946         $505,952      $3,471,898
               ============== ================ ===============


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1995, 1994 and 1993 were $222,936, $313,115 and $427,874, respectively.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on partnership business and an allocation of rent and other costs based on utilization studies.

In 1995, 1994 and 1993, the Partnership reimbursed ATEL Financial Corporation $157,444, $238,185 and $313,421, respectively, for costs incurred in the administration of Partnership business.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


 6. Partners' capital:

As of December 31, 1991, 70,000 Units were issued and outstanding (in addition to the Unit issued to the Initial Limited Partner). The Partnership is authorized to issue up to 70,000 Units (in addition to the Unit issued to the Initial Limited Partner). As of December 31, 1995, 69,979 Units were issued and outstanding. Limited Partners could elect to accumulate their share of distributions for reinvestment during the Partnership's reinvestment period. Effective April 1, 1993, the General Partners terminated this capital accumulation period. Reinvested distributions do not result in the issuance of additional Units. Each limited partner's capital interest in the Partnership is based upon his original invested capital plus any reinvested distributions.

The Partnership's net profits and net losses are to be allocated 99% to the Limited Partners and 1% to the General Partners.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

   First, 5% of Distributions of Cash from Operations to the General Partners as the Partnership Management Fee.

   Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

   Third, the General Partners will receive as a Subordinated Incentive Fee, as follows:

                       A) 10% of remaining Cash from Operations

                       B) 15% of remaining Cash from Sales and Refinancing

   Fourth, the remainder to the Limited Partners.


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1995, 22% (14% in 1994) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default.

During 1995, rentals from one customer in the health care industry comprised 12% of the Partnership's revenues from leases

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


8.  Fair value of financial instruments:

During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1995 is $3,063,590.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the corporate General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash (the individual General Partners), and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . . Chairman of the Board of Directors of ACG, AFC,
                             ALC, AEC, AIS and ASC; President and Chief
                             Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . . Director, Executive Vice President and Chief
                             Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . . . .Senior Vice President and Chief Financial Officer
                             of ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . . . .Vice President and Controller of ACG, AFC, ALC, AEC
                             and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . . . .Senior Vice President, Secretary and General
                             Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . . . .Vice President - Syndication of ALC

Russell H. Wilder . . . . . .Vice President - Credit of AEC

J. Edwin Holliday . . . . . .Senior Vice President - National Sales Manager of
                             ASC

John P. Scarcella . . . . . .Vice President of ASC


A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 38, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 47, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 37, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 32, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 35, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 41, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

J. Edwin Holliday, age 51, joined ATEL Securities Corporation in 1988 as Regional Vice President for the Southwestern region and has been its Senior Vice President and National Sales Manager since April 1994. From August 1993 until April 1994, Mr. Holliday was a Managing Director of HomeMac Corporation, a mortgage bank that also markets a mortgage-related trust. Prior to joining ATEL, Mr. Holliday was a Regional Vice President for several firms marketing securities, including Icon Group from 1986 to 1988, Stonehenge Capital from 1982 to 1986 and Quantum Resources from 1980 to 1982. Mr. Holliday was Sales Manager for a retail division of Beech Aircraft in Denver, Colorado from 1975 to 1980, and sales engineer for Trane Company in Canton, Ohio from 1968 to 1975. Mr. Holliday received a B.S. degree in Mechanical Engineering from West Virginia Institute of Technology in 1968, and served a Chairman of the Board of the Orange County, California Chapter of the International Association for Financial Planning in 1993 and 1994.

John P. Scarcella, age 34, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the general partners and their affiliates. The amount of such remuneration paid through December 31, 1995 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

Through January 1990, the Partnership paid selling commissions in the amount of $3,325,000 to ATEL Securities Corporation, a wholly owned subsidiary of ATEL. No further commissions are to be paid. Of this amount, $3,094,015 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Acquisition fees paid to the General Partners or their affiliates were $1,662,500, the maximum allowable amount.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements included at item 8 of this report for amounts paid.

Partnership Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners shall be entitled to receive the partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations. See Note 5 to the financial statements included at item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Subordinated Incentive Fees

As compensation for the services rendered in evaluating and selecting equipment for the Partnership, making decisions as to the nature and terms of the acquisition, leasing, releasing and disposition of such equipment, and selecting, retaining and supervising consultants, lessees, engineers, lenders, borrowers and others, the General Partners shall be entitled to receive a subordinated incentive fee equal to a percentage of all distributions of cash from operations and cash from sales or refinancing payable quarterly, but commencing immediately after the Limited Partners have received the return on their adjusted capital described under "Equipment Resale Fees" above. The amount of the subordinated incentive fee shall be 10% of distributions of cash from operations and 15% of distributions of cash from sales or refinancing. To date, none have been accrued or paid.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in item 8 of this report for the amounts allocated to the General and Limited Partners in 1993, 1994 and 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1995 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:

                    (1)                                  (2)                        (3)                       (4)
                                                  Name and Address of       Amount and Nature of            Percent
        Title of Class                             Beneficial Owner         Beneficial Ownership            of Class

Limited Partnership Units                            Dean L. Cash            Individual Retirement            0.0057%
                                              235 Pine Street, 6th Floor   Account - 4 Units ($2,000)
                                                San Francisco, CA 94104

Limited Partnership Units                           Dean L. Cash             Initial Limited Partner Unit     0.0014%
                                              235 Pine Street, 6th Floor     1 Unit ($500)
                                                San Francisco, CA 94104            (owned by spouse)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding Limited Partnership Units, to remove a General Partner.

The General Partners may at any time call a meeting of the Limited Partners or a vote of the limited partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

The Partnership owns a 39% undivided interest in a lease transaction involving restaurant furniture, fixtures and equipment on lease to the Galardi Group, Inc. The Partnership's interest was purchased on the same terms as that of the affiliated partnerships, ATEL Cash Distribution Fund and ATEL Cash Distribution Fund IV which own 19% and 42%, respectively. The term of the lease is 49 months and expires August 31, 1998. The Partnership's monthly rentals from the lease are $13,253.

The Partnership also owns a 30% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund IV which owns the remaining 70%. The term of the lease is 36 months and expires June 30, 1997. The Partnership's monthly rentals from the lease are $20,436.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

                   (a)  Financial Statements and Schedules

                          1. Financial Statements

                             Included in Part II of this report:

                             Report of Independent Auditors

                             Balance Sheets at December 31, 1995 and 1994

                             Statements of Income for the years ended December 31, 1995, 1994 and 1993

                             Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1994 and 1993

                             Statements of Cash Flows for the years ended
                             December 31, 1995, 1994 and 1993

                             Notes to Financial Statements

                          2. Financial Statement Schedules

                             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Reports on Form 8-K for the fourth quarter of 1995

                             None

                   (c)  Exhibits

                             (3) and (4) Limited Partnership Agreement incorporated by reference to Exhibits (3) and (4) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed March 31, 1989 (File No. 33-17663)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date: 3/27/1996

                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)


                 By:  ATEL Financial Corporation,
                      General Partner of Registrant



                      By:  /s/ A. J. Batt
                           A. J. Batt,
                           President and Chief Executive Officer



                 By:  /s/ A. J. Batt
                      A. J. Batt,
                      General Partner of Registrant,
                      President and Chief Executive Officer of
                      ATEL Financial Corporation (General
                      Partner)



                 By:  /s/ Dean Cash
                      Dean Cash,
                      General Partner of Registrant,
                      Executive Vice President of ATEL
                      Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                            CAPACITIES                        DATE




/s/ A. J. Batt               General Partner of                      3/27/1996
      A. J. Batt             registrant; president,
                             chairman and chief
                             executive officer of ATEL
                             Financial Corporation

/s/ Dean Cash                General Partner of                      3/27/1996
      Dean Cash              registrant; executive vice
                             president and director of
                             ATEL Financial
                             Corporation

/s/ F. Randall Bigony        Principal financial officer of          3/27/1996
  F. Randall Bigony          registrant; principal
                             financial officer of ATEL
                             Financial Corporation


/s/Donald E. Carpenter       Principal accounting officer            3/27/1996
 Donald E. Carpenter         of registrant; principal
                             accounting officer of ATEL
                             Financial Corporation