Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND II
filed 1996-05-14
CIK 823065

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1996

                    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the transition period from _______ to _______

                        Commission File Number 000-17631

                  ATEL Cash Distribution Fund II, a California
                       Limited Partnership (Exact name of
                     registrant as specified in its charter)

       California                                                 94-3051991
State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        |X|
                                     No        |_|
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS


                                                  1996               1995
                                                  ----               ----
Cash and cash equivalents                             $639,088         $874,714

Accounts receivable, net of allowance for
   doubtful accounts of $15,551 in 1995
   and 1996                                             90,250           69,558

Investment in equipment and leases                   6,815,427        7,459,980
                                           -------------------- ----------------
Total assets                                        $7,544,765       $8,404,252
                                           ==================== ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $2,645,269       $2,965,946

Accrued interest                                        46,870           53,047

Accounts payable:
     General Partners                                   40,220           61,192
     Other                                             105,549           79,398

Customer deposit                                        77,409           77,409

Unearned income                                         16,561           36,385
                                           -------------------- ----------------
Total liabilities                                    2,931,878        3,273,377
Partners' capital:
     General Partners                                   74,942           73,539
     Limited partners                                4,537,945        5,057,336
                                           -------------------- ----------------
Total partners' capital                              4,612,887        5,130,875
                                           -------------------- ----------------
Total liabilities and partners' capital             $7,544,765       $8,404,252
                                           ==================== ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 and 1995
                                   (Unaudited)


Revenues:                                         1996               1995
                                                  ----               ----
Lease income:
     Operating                                        $431,672         $701,717
     Direct financing                                   93,004          124,595
     Leveraged                                           4,823            3,832
     Gain(loss) on sale of lease assets                  1,927           45,194
Gain on sale of marketable securities                        -          124,879
Interest income                                          2,997            9,292
Other                                                   79,466           19,571
                                           -------------------- ----------------
                                                       613,889        1,029,080
                                           -------------------- ----------------
Expenses:
Depreciation and amortization                          323,465          486,074
Interest expense                                        71,185          102,640
Equipment and partnership management fees
   to General Partners                                  40,220           59,345
Administrative cost reimbursements to
   General Partners                                     23,541           31,308
Other                                                    9,303           40,445
Provision for losses                                     5,874           10,290
                                           -------------------- ----------------
                                                       473,588          730,102
                                           -------------------- ----------------
Net Income                                            $140,301         $298,978
                                           ==================== ================

Net income:
     General Partners                                   $1,403           $2,990
     Limited Partners                                  138,898          295,988
                                           -------------------- ----------------
                                                      $140,301         $298,978
                                           ==================== ================

Net income per Limited Partnership unit                  $1.98            $4.23

Weighted average number of units outstanding            69,979           69,979


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1996

                                               Limited Partners         General
                                   Units             Amount            Partners             Total
Balance December 31, 1995            69,979        $5,057,336              $73,539       $5,130,875
Net income                                            138,898                1,403          140,301
Distributions                                        (658,289)                             (658,289)
                           =================  ================ ==================== ================
Balance March 31, 1996               69,979        $4,537,945              $74,942       $4,612,887
                           =================  ================ ==================== ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 and 1995
                                   (Unaudited)


                                                     1996               1995
                                                     ----               ----
Operating activities:
Net income                                            $140,301         $298,978
Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                     323,465          486,074
     Leveraged lease income                             (4,823)          (3,832)
     Loss (gain) on sale of lease assets                (1,927)         (45,194)
     Gain on sale of marketable securities                   -         (124,879)
     Provision for losses                                5,874           10,290
     Changes in operating assets and liabilities:
        Accounts receivable                            (20,692)         586,730
        Accounts payable, general partner              (20,972)         (50,505)
        Accounts payable, other                         26,151           57,232
        Accrued interest                                (6,177)          (6,124)
        Unearned income                                (19,824)          (3,409)
                                           -------------------- ----------------
Net cash provided by operations                        421,376        1,205,361
                                           -------------------- ----------------

Investing activities:
Reductions of net investment in direct
   financing leases                                    220,195          218,202
Proceeds from sales of lease assets                    101,769        1,268,818
Proceeds from sales of marketable
   securities                                                -          124,879
                                           -------------------- ----------------
Net cash provided by  investing activities             321,964        1,611,899
                                           -------------------- ----------------

Financing activities:
Repayment of non-recourse debt                        (320,677)        (367,449)
Distributions to limited partners                     (658,289)      (1,545,707)
                                           -------------------- ----------------
Net cash used in financing activities                 (978,966)      (1,913,156)
                                           -------------------- ----------------

Net (decrease) increase in cash and
   cash equivalents                                   (235,626)         904,104
Cash and cash equivalents at beginning
   of period                                           874,714          924,041
                                           -------------------- ----------------
Cash and cash equivalents at end of period            $639,088       $1,828,145
                                           ==================== ================

Supplemental disclosures of cash flow
   information:

Cash paid during the period for interest               $77,362         $108,764
                                           ==================== ================

Supplemental schedule of non-cash transaction:

Operating Lease assets reclassified to
   assets held for sale or lease                      $389,211
Less accumulated depreciation                         (286,178)
                                           --------------------
                                                      $103,033
                                           ====================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


1. Summary of significant accounting policies:

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


3. Investment in equipment and leases:

The Partnership's investment in leases consists of the following:

                                                                       Depreciation
                                                                        Expense or          Reclass-
                                  December 31,                         Amortization       ifications &         March 31,
                                      1995           Additions          of Leases        Dispositions           1996
                                      ----           ---------          ---------        -------------          ----
Net investment in operating
   leases                             $4,278,094                           ($252,319)           ($142,865)      $3,882,910
Net investment in direct
   financing leases                    2,940,554                            (220,195)                   -        2,720,359
Net investment in leveraged
   leases                                 74,635                               4,823                    -           79,458
Equipment held for sale or lease         199,474                             (70,680)              43,023          171,817
Reserve for losses                       (37,588)          ($5,874)                -                    -          (43,462)
Initial direct costs                       4,811                -               (466)                   -            4,345
                                 ================ =================  ================ ==================== ================
                                      $7,459,980           ($5,874)        ($538,837)            ($99,842)      $6,815,427
                                 ================ =================  ================ ==================== ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


3. Investment in equipment and leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1995, additions and dispositions during the three months ended March 31, 1996 and as of March 31, 1996:

                                       Balance                              Reclass-            Balance
                                    December 31,                          ifications &         March 31,
        Equipment type                   1995            Additions        Dispositions           1996
        --------------                   ----            ---------        ------------           ----
Aircraft                                $3,164,533                                              $3,164,533
Mining                                   2,104,643                                               2,104,643
Materials handling                       1,918,334                              ($187,555)       1,730,779
Manufacturing                              835,681                                                 835,681
Data processing                            527,739                                                 527,739
Communications                             481,738                                                 481,738
Food processing                            344,799                                                 344,799
Transportation                             697,722                               (511,041)         186,681
Motor vehicles                              95,277                                                  95,277
Furniture, fixtures and equipment           22,967                                                  22,967
                                  -----------------  ---------------- -------------------- ----------------
                                        10,193,433                               (698,596)       9,494,837
Less accumulated depreciation           (5,915,339)        ($252,319)             555,731       (5,611,927)
                                  -----------------  ---------------- -------------------- ----------------
                                        $4,278,094         ($252,319)           ($142,865)      $3,882,910
                                  =================  ================ ==================== ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1992, 1993 and 1994.

At March 31, 1996, the aggregate amounts of future minimum lease payments are as follows:

         Year ending         Direct
        December 31,        Financing          Operating            Total
                1996            $920,161          $975,573           $1,895,734
                1997           1,126,523           546,571            1,673,094
                1998             220,075           272,090              492,165
                1999               4,248           269,732              273,980
                2000                   -           202,299              202,299
                        -----------------  ---------------- --------------------
                              $2,271,007        $2,266,265           $4,537,272
                        =================  ================ ====================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.69% to 12.86%.

Future minimum principal payments of non-recourse debt are as follows:

         Year ending
      December 31,          Principal          Interest             Total
           1996                 $951,404          $215,583           $1,166,987
           1997                1,037,153           137,795            1,174,948
           1998                  230,049            61,609              291,658
           1999                  233,530            36,202              269,732
           2000                  193,133             9,166              202,299
                        -----------------  ---------------- --------------------
                              $2,645,269          $460,355           $3,105,624
                        =================  ================ ====================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1996 and 1995 were $40,220 and $59,345 respectively.

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

In 1996 and 1995, the Partnership  reimbursed ATEL Financial Corporation $23,541
and  $31,308,   respectively,  for  costs  incurred  in  the  administration  of
Partnership business.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Capital Resources and Liquidity

Funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper.

The Partnership's primary source of liquidity is cash received from lease rentals and the sales of assets upon lease terminations. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

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

The Partnership's objective is to reinvest a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

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

As of March 31, 1996, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $2,645,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments at March 31, 1996

The Partnership made a distribution of cash from operations in April 1996. The amount of the distribution was $6.50 per Unit (which is equal to an annualized rate of 5.2%).

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

Cash flows, 1996 vs. 1995

For the first three months of 1996, lease rents and proceeds from the sales of lease assets were the Partnership's primary sources of cash flows. Operating cash flows from lease revenues decreased from $830,144 in 1995 to $529,499 in 1996, a decrease of $300,645. The decrease is mainly due to the effects of terminated leases. The cost of assets on operating leases has decreased from $13,666,706 in 1995 to $9,494,837 in 1996.

Cash flows from investing activities decreased by $1,289,936 compared to 1995. The decrease was the result of substantial reduction in proceeds from sale of lease assets. The book value of the assets coming off operating leases was $1,250,622 in 1995 and only $173,789 in 1996. The other factor was that there were no proceeds from sale of marketable securities in 1996 as all the common stock received as a part of the 1992 Financial News Network bankruptcy was sold by March 1995.

There were no financing sources of cash in either 1995 and 1996. The net cash used in financing activities decreased by $934,190. Distribution to limited partners was reduced as a result of decreased cash flows in the fourth quarter of 1995.


Results of Operations

The results of operations in future periods may vary significantly from those of the first quarter of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

Operations, 1996 vs. 1995

Compared to 1995, operating lease revenues decreased by $270,045. The revenues decreased (and are expected to decrease in future periods) as a result of scheduled lease terminations and asset sales. Direct financing lease revenues decreased due to these same factors. Interest Income decreased by $ 6,295 from 1995 as the averaged cash balance for first quarter of 1996 decreased about
$600,000 from first quarter of 1995. Other income increased by $59,895 from 1995. The increase is due to the cash payment from the bankruptcy of Rocky Mountain Helicopters, Inc.. The partnership continues to have an unsecured claim against Rocky Mountain Helicopters, Inc. (RMH), a former lessee of the partnership. RMH filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1993. In addition to the amounts previously received from the RMH bankruptcy, the partnership received $77,654 in March 1996 and may receive an additional 5% to 10% of its unsecured claim of $776,654.

Depreciation expense relates to operating lease assets and has declined in relation to the total amounts of such assets owned by the Partnership. The original cost of such assets owned by the Partnership decreased from $13,666,706 to $9,494,836 from March 31, 1995 to March 31, 1996.

Interest expense decreased by $31,455 compared to 1995. This is a direct result of decreased debt balances compared to 1995. These reductions of debt balances resulted from scheduled debt payments.

Management fees decreased from $59,345 in 1995 to $40,220 in 1996. This decrease was composed of a decrease of equipment management fees of $5,271 and a decrease of partnership management fees of $13,854. Equipment management fees are related to lease revenues and are expected to decline over time as those revenues decrease. Partnership management fees are related to the amounts of distributions of cash from operations to Limited Partners and are expected to decline in future periods as those distributions decrease as a result of asset sales.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets except for the bankruptcy of Rocky Mountain Helicopters, Inc. noted above in Part I, Item 2 under the caption "Results of Operations" where the Partnership has undertaken legal action in pursuit of its unsecured claim.

Item 2. Changes in Securities.

         Inapplicable.

Item 3. Defaults upon Senior Securities.

         Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports on Form 8-K.

              (a) Documents filed as a part of this report

                  1. Financial Statements

                     Included in Part I of this report:

                     Balance Sheets, March 31, 1996 and December 31, 1995

                     Income statements for the three month periods ended
                        March 31, 1996 and 1995

                     Statement of changes in partners' capital for the three
                        months ended March 31, 1996

                     Statements of cash flows for the three month periods ended
                        March 31, 1996 and 1995

                     Notes to the Financial Statements

                  2. Financial Statement Schedules

                     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              (b)  Report on Fork 8-K
                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 10, 1996
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





                                     By: /s/ A. J. Batt
                                         A. J. Batt
                                         General Partner of registrant



                                     By: /s/ Dean L. Cash
                                         Dean L. Cash
                                         General Partner of registrant




                                     By: /s/ F. Randall Bigony
                                         F. Randall Bigony
                                         Principal financial officer
                                         of registrant




                                     By: /s/ Donald E. Carpenter
                                         Donald E. Carpenter
                                         Principal accounting
                                         officer of registrant