Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND II
filed 1996-08-14
CIK 823065

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the quarterly period ended June 30, 1996

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

                                 BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                     ASSETS



                                                        1996             1995
                                                        ----             ----
Cash and cash equivalents                             $723,337         $874,714

Accounts receivables, net of allowance for
   doubtful accounts of $15,552 in 1995 and 1996        44,884           69,558

Investment in equipment and leases                   6,113,064        7,459,980
                                               ---------------- ----------------
                                                    $6,881,285       $8,404,252
                                               ================ ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $2,316,581       $2,965,946

Accrued interest                                        41,300           53,047

Accounts payable:
     General partners                                   33,820           61,192
     Other                                             100,199           79,398

Customer deposit                                        77,409           77,409

Unearned operating lease income                         23,595           36,385
                                               ---------------- ----------------
Total liabilities                                    2,592,904        3,273,377

Partners' capital:
     General partners                                   76,425           73,539
     Limited partners                                4,211,956        5,057,336
                                               ---------------- ----------------
Total partners' capital                              4,288,381        5,130,875
                                               ---------------- ----------------
                                                    $6,881,285       $8,404,252
                                               ================ ================


                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                  Six Months                        Three Months
                                                                Ended June 30,                     Ended June 30,
Revenues:                                                   1996              1995             1996             1995
                                                            ----              ----             ----             ----
Lease income:
     Operating                                            $806,088        $1,308,662         $374,416         $606,945
     Direct financing                                      178,607           236,205           85,603          111,610
     Leveraged leases                                        9,645             7,664            4,822            3,832
     Gain on sales of assets                                63,650           375,457           61,723          330,263
Other income                                                97,828            73,148           18,362           53,577
Gain on sale of marketable securities                            -           124,879                -                -
Interest income                                              6,145            18,180            3,148            8,888
                                                   ---------------- ----------------- ---------------- ----------------

                                                         1,161,963         2,144,195          548,074        1,115,115
                                                   ---------------- ----------------- ---------------- ----------------
Expenses:
Depreciation and amortization                              527,880           848,599          204,415          362,525
Interest expense                                           134,967           197,660           63,782           95,020
Equipment and partnership management
   fees                                                     74,040           122,601           33,820           63,256
Administrative cost reimbursements                          60,902            73,128           37,361           41,820
Professional fees                                           13,211            39,231           11,009            8,819
Taxes                                                       32,050            25,778           32,050           25,778
Other                                                       18,969            23,859           11,868           13,826
Provision for losses                                        11,344            10,965            5,470               675
                                                   ---------------- ----------------- ---------------- ----------------
                                                           873,363         1,341,821          399,775          611,719
                                                   ---------------- ----------------- ---------------- ----------------
Net Income                                                $288,600          $802,374         $148,299         $503,396
                                                   ================ ================= ================ ================
Net income:
     General partners                                       $2,886            $8,024           $1,483           $5,034
     Limited partners                                      285,714           794,350          146,816          498,362
                                                   ---------------- ----------------- ---------------- ----------------
                                                          $288,600          $802,374         $148,299         $503,396
                                                   ================ ================= ================ ================

Net income per limited partnership unit                      $4.08            $11.35            $2.10            $7.12
Weighted average number of units
   outstanding                                              69,979            69,979           69,979           69,979

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1996

                                   Limited Partners           General
                              Units            Amount         Partners           Total
                              -----            ------         --------           -----
Balance December 31, 1995     69,979        $5,057,336          $73,539       $5,130,875
Net income                                     285,714            2,886          288,600
Distributions                               (1,131,094)               -       (1,131,094)
                            ---------  ----------------- ---------------- ----------------
Balance June 30, 1996         69,979        $4,211,956          $76,425       $4,288,381
                            ========= ================= ================ ================

                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1996              1995             1996             1995
                                                        ----              ----             ----             ----
Operating activities:

Net income                                                $288,600          $802,374         $148,299         $503,396
   Adjustment to reconcile net income to
     net cash provided by operations:
        Depreciation and amortization                      527,880           848,599          204,415          362,525
        Revenues from leveraged leases                      (9,645)           (7,664)          (4,822)          (3,832)
        Gain on sales of assets                            (63,650)         (375,457)         (61,723)        (330,263)
        Gain on sale of marketable securities                    -          (124,879)               -                -
        Provision for losses                                11,344            10,965            5,470              675
Changes in operating assets and liabilities:
   Decrease (increase) in accounts
   Accounts receivable                                      24,674           571,047           45,366          (15,683)
   Accounts payable, general partner                       (27,372)           12,752           (6,400)          63,257
   Accounts payable, other                                  20,801            23,413           (5,350)         (33,819)
   Accrued interest                                        (11,747)          (11,487)          (5,570)          (5,363)
   Unearned operating lease income                         (12,790)            4,765            7,034            8,174
                                                   ---------------- ----------------- ---------------- ----------------
Net cash from operations                                   748,095         1,754,428          326,719          549,067
                                                   ---------------- ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                              431,159         1,862,815          329,390          593,997
Reductions of net investment in direct
   financing leases                                        449,828           445,104          229,633          226,902
Proceeds from sale of marketable securities                      -           124,879                -                -
                                                   ---------------- ----------------- ---------------- ----------------
Net cash provided by investing
   activities                                              880,987         2,432,798          559,023          820,899
                                                   ---------------- ----------------- ---------------- ----------------

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)
                                   (Continued)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1996              1995             1996             1995
Financing activities:
Repayment of non-recourse debt                            (649,365)         (669,682)        (328,688)        (302,233)
Distributions to limited partners                       (1,131,094)       (2,909,566)        (472,805)      (1,363,859)
                                                   ---------------- ----------------- ---------------- ----------------

Net cash used in financing activities                   (1,780,459)       (3,579,248)        (801,493)      (1,666,092)
                                                   ---------------- ----------------- ---------------- ----------------

Net (decrease) increase in cash and
   cash equivalents                                       (151,377)          607,978           84,249         (296,126)
Cash and cash equivalents at
   beginning of period                                     874,714           924,041          639,088        1,828,145
                                                   ---------------- ----------------- ---------------- ----------------
Cash and cash equivalents at end of
   period                                                 $723,337        $1,532,019         $723,337       $1,532,019
                                                   ================ ================= ================ ================

Supplemental disclosures of cash flow information:

Cash paid for interest during the period                  $134,967          $197,660          $63,782          $95,020
                                                   ================ ================= ================ ================

Operating lease assets reclassified to direct
   financing lease assets                                                    $28,996                           $28,996
                                                                    =================                  ================








                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                         Expense or        Reclass-
                                  December 31,                          Amortization     ifications &       June 30,
                                      1995            Additions          of Leases       Dispositions         1996
                                      ----            ---------          ---------      --------------        ----
Net investment in operating
   leases                              $4,278,094                          ($526,949)       ($309,206)      $3,441,939
Net investment in direct
   financing leases                     2,940,554                           (449,828)               -        2,490,726
Net investment in leveraged
   leases                                  74,635                              9,645                -           84,280
Equipment held for sale                   199,474                                  -          (58,303)         141,171
Reserve for losses                        (37,588)        ($11,344)                -                -          (48,932)
Initial direct costs                        4,811                -              (931)               -            3,880
                                ------------------ ---------------- ----------------- ---------------- ----------------

                                       $7,459,980         ($11,344)        ($968,063)       ($367,509)      $6,113,064
                                ================== ================ ================= ================ ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


3. Investment in leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1995, additions and dispositions during the three month periods ended March 31, 1996 and June 30, 1996 and as of June 30, 1996:

                                                           Reclassifications &
                                      December 31,              Dispositions                June 30,
   Equipment type                         1995          1st Quarter       2nd Quarter         1996
   --------------                         ----          -----------       -----------         ----
Aircraft                                $3,164,533                                          $3,164,533
Mining                                   2,104,643                                           2,104,643
Materials handling                       1,918,334         ($187,555)       ($579,632)       1,151,147
Manufacturing                              835,681                 -                -          835,681
Communications                             481,738                 -                -          481,738
Data processing                            527,739                 -         (195,522)         332,217
Food processing                            344,799                 -          (13,728)         331,071
Transportation                             697,722          (511,041)         (33,029)         153,652
Motor vehicles                              95,277                 -                -           95,277
Furniture, fixtures and equipment           22,967                 -                -           22,967
                                   ---------------- ----------------- ---------------- ----------------
                                        10,193,433          (698,596)        (821,911)       8,672,926
Less accumulated depreciation           (5,915,339)          303,412          380,940       (5,230,987)
                                   ---------------- ----------------- ---------------- ----------------

                                        $4,278,094         ($395,184)       ($440,971)      $3,441,939
                                   ================ ================= ================ ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1991 and 1994.

At June 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

               Year ending      Direct
              December 31,     Financing        Operating           Total
              ------------     ---------        ---------           -----
                      1996         $607,626          $635,574       $1,243,200
                      1997        1,126,523           546,571        1,673,094
                      1998          220,075           272,090          492,165
                      1999            4,248           269,732          273,980
                      2000                -           202,299          202,299
                            ---------------- ----------------- ----------------
                                 $1,958,472        $1,926,266       $3,884,738
                            ================ ================= ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.69% to 12.86%.

Future minimum principal and interest payments of debt as of June 30, 1996 are as follows:

             Year ending
             December 31,     Principal         Interest           Total
             ------------     ---------         --------           -----
                 1996         $622,716          $146,231         $768,947
                 1997        1,037,153           137,795        1,174,948
                 1998          230,049            61,609          291,658
                 1999          233,530            36,202          269,732
                 2000          193,133             9,166          202,299
                       ---------------- ----------------- ----------------
                            $2,316,581          $391,003       $2,707,584
                       ================ ================= ================


5. Commitments, management and report of fees:

The terms of the Limited Partnership Agreement provide that the General Partners and/or Affiliates are entitled to receive certain fees.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $74,040 in 1996 and $122,601 in 1995, as permitted in the Agreement of Limited Partnership .

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

As of June 30, 1996, the partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was $2,316,581. The borrowings are non-recourse to the partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The general partners expect that aggregate borrowings in the future will decrease as a percentage of equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments at June 30, 1995.

The Partnership made distributions of cash from 1996 first and second quarter operations in April and July 1996, respectively. The amounts of these distributions were each $6.50 per Unit. These distributions represent an annualized distribution rate of 5.2%.

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

Cash flows, six months, 1996 vs. 1995

In the first six months of 1996, the Partnership's primary source of cash flows from operations was lease rents, particularly operating lease rents. Cash flows from operations decreased by $1,006,333. The Partnership's operating lease revenues declined by $502,574 compared to 1995 and direct financing lease revenues declined by $57,598. These decreases are a result of scheduled lease terminations and subsequent sales of the underlying lease assets since the second quarter of 1995.

Cash flows from investing activities declined from $2,432,798 in 1995 to $880,987 in 1996. Most of the $1,551,811 decrease was due to reduced sales of lease assets in 1996 compared to 1995. The original cost of assets sold in 1996 was approximately $1,520,000 compared to $5,718,000 in 1995. The proceeds from the sales of such assets decreased from $1,862,815 in 1995 to $431,159 in 1996. In 1995, the Partnership sold certain equity securities it had obtained in the bankruptcy settlement of Financial News Network (FNN), a former lessee of the Partnership. The proceeds from the sale were $124,879. This represented the remainder of stock owned by the Partnership and there were no comparable sales in 1996.

There were no financing sources of cash in the 1996 or 1995 periods. Debt principal payments have decreased as a result of scheduled debt payments.
Distributions decreased due to the lower per Unit rate of distributions in January and April 1996 compared to 1995.

Cash flows, three months, 1996 vs. 1995

Lease revenues decreased by $257,546. Lease rentals and the $329,390 received from asset sales were the largest sources of cash in the second quarter of 1996. The decrease in lease rents for the three month period was due to asset sales as noted above for the six month period.

Sources of cash flows from investing activities decreased compared to 1995. As noted above for the six month period, proceeds from the sales of assets decreased compared to 1995.

There were no financing sources of cash in the 1996 or 1995 periods. Cash flows used in financing activities changed in the three month period due to the same causes as noted above for the six month period.


Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1996 as the partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1996 vs. 1995

Operating lease revenues declined by $502,574 (six months) and $232,529 (three months) due to lease terminations and asset dispositions during the preceding twelve months. Direct financing lease revenues decreased by $57,598 (six months) and $26,007 (three months) compared to 1995. Depreciation expense decreased due to the asset dispositions discussed under the caption "Capital Resources and Liquidity". Management fees are related to lease revenues and to distributions. Both of these factors declined in 1996 compared to 1995, resulting in lower management fees. Interest expense decreased for both the six and three month periods due to lower average debt balances than in 1995.

                            PART II OTHER INFORMATION

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1 .Financial Statements

                       Included in Part I of this report:

                       Balance sheets, June 30, 1996 and December 31, 1995

                       Income statements for the six and three month periods ended June 30, 1996 and 1995.

                       Statement of changes in partners' equity for the six month period ended June 30, 1996.

                       Statements of cash flows for the six and three month periods ended June 30, 1996 and 1995.

                       Notes to the financial statements

                    2 .Financial Statement Schedules

                       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:
August 13, 1996
                         ATEL Cash Distribution Fund II,
                        a California limited partnership
                                  (Registrant)




                            By:  /s/ A.  J.  BATT
                                ------------------------------
                                A. J. Batt,
                                General Partner of registrant



                            By:   /s/ DEAN L. CASH
                                ------------------------------
                                Dean Cash,
                                General Partner of registrant



                            By:   /s/ F. RANDALL BIGONY
                                ------------------------------
                                F. Randall Bigony
                                Principal financial officer of registrant



                            By:   /s/ DONALD E.  CARPENTER
                                ------------------------------
                                Donald E.  Carpenter,
                                Principal accounting officer of
                                registrant