Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND II
filed 1996-11-14
CIK 823065

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1996

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

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                     ASSETS

                                                   1996              1995
                                                   ----              ----
Cash and cash equivalents                            $740,014          $874,714

Accounts receivable, net of allowance for
   doubtful accounts of $15,552 in 1996
   and 1995                                            43,209            69,558

Investment in equipment and leases                  5,446,372         7,459,980
                                              ----------------  ----------------
                                                   $6,229,595        $8,404,252
                                              ================  ================

                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                  $2,009,137        $2,965,946
Accrued interest                                       35,270            53,047
Accounts payable:
     General Partners                                  45,940            61,192
     Other                                             98,567            79,398
Deposits due to lessees                                77,409            77,409
Unearned lease income                                  12,567            36,385
                                              ----------------  ----------------
Total liabilities                                   2,278,890         3,273,377

Partners' capital:
     General Partners                                  77,776            73,539
     Limited Partners                               3,872,929         5,057,336
                                              ----------------  ----------------
Total partners' capital                             3,950,705         5,130,875
                                              ----------------  ----------------
                                                   $6,229,595        $8,404,252
                                              ================  ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)

                                                 Nine Months Ended                    Three Months Ended
                                                    September 30,                        September 30,
Revenues:                                       1996              1995              1996              1995
                                                ----              ----              ----              ----
Lease income:
     Operating                                $1,144,100         $1,856,003          $338,012          $547,341
     Direct financing                            250,018            339,916            71,411           103,711
     Leveraged                                    12,860             11,496             3,215             3,832
     Gain (loss) on disposition of assets         51,757            396,058           (11,893)           20,601
Interest income                                   10,869             27,858             4,724             9,678
Gain on sale of marketable securities                  -            124,879                 -                 -
Other                                            177,151            228,600            79,323           155,452
                                          ---------------   ----------------  ----------------  ----------------
                                               1,646,755          2,984,810           484,792           840,615
                                          ---------------   ----------------  ----------------  ----------------
Expenses:
Depreciation                                     712,396          1,159,568           184,516           310,969
Interest expense                                 190,085            286,058            55,118            88,398
Management fees                                  119,981            171,722            45,941            49,121
Administrative cost reimbursements               101,298            107,480            40,396            34,352
Taxes                                             32,048             25,841                 -                63
Other expense                                     31,345             35,342            12,376            11,483
Professional fees                                 19,682             42,853             6,471             3,622
Provision for losses                              16,192             19,371             4,846             8,406
                                          ---------------   ----------------  ----------------  ----------------
                                               1,223,027          1,848,235           349,664           506,414
                                          ---------------   ----------------  ----------------  ----------------

Net income                                      $423,728         $1,136,575          $135,128          $334,201
                                          ===============   ================  ================  ================
Net income:
     General Partners                             $4,237            $11,366            $1,351            $3,342
     Limited Partners                            419,491          1,125,209           133,777           330,859
                                          ---------------   ----------------  ----------------  ----------------
                                                $423,728         $1,136,575          $135,128          $334,201
                                          ===============   ================  ================  ================
Net income per Limited Partnership unit            $5.99             $16.08             $1.91             $4.73
                                          ===============   ================  ================  ================
Weighted average number of units
   outstanding                                    69,979             69,979            69,979            69,979
                                          ===============   ================  ================  ================

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                   Limited Partners               General
                                               Units             Amount           Partners            Total
                                               -----             ------           --------            -----
Balance December 31, 1995                         69,979         $5,057,336           $73,539        $5,130,875
Net income                                                          419,491             4,237           423,728
Distributions to limited partners                                (1,603,898)                         (1,603,898)
                                          ---------------   ----------------  ----------------  ----------------
Balance September 30, 1996                        69,979         $3,872,929           $77,776        $3,950,705
                                          ===============   ================  ================  ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)

                                                   Nine Months Ended                  Three Months Ended
                                                     September 30,                       September 30,
                                                1996              1995              1996              1995
                                                ----              ----              ----              ----
Operating activities:
Net income                                      $423,728         $1,136,575          $135,128          $334,201
Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation                                712,396          1,159,568           184,516           310,969
     Revenues from leveraged leases              (12,860)           (11,496)           (3,215)           (3,832)
     (Gain) loss on dispositions of assets       (51,757)          (396,058)           11,893           (20,601)
     Gain on sale of marketable securities             -           (124,879)                -                 -
     Provision for losses                         16,192             19,371             4,846             8,406
Changes in operating assets and liabilities:
   Accounts receivable                            26,349            675,980             1,675           104,933
   Accounts payable, General Partner             (15,252)            (1,385)           12,120           (14,137)
   Accounts payable, other                        19,169             13,597            (1,632)           (9,816)
   Accrued interest                              (17,777)           (15,944)           (6,030)           (4,457)
   Customer deposit                                    -                  -                 -                 -
   Unearned operating lease income               (23,818)           (15,352)          (11,028)          (20,117)
                                          ---------------   ----------------  ----------------  ----------------
Net cash provided by operations                1,076,370          2,439,977           328,273           685,549
                                          ---------------   ----------------  ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                 679,310          1,901,361           248,151            38,546
Proceeds from sales of marketable securities           -            124,879                 -                 -
Reductions of net investment in direct
   financing leases                              670,327            657,928           220,499           212,824
                                          ---------------   ----------------  ----------------  ----------------
Net cash provided by investing activities      1,349,637          2,684,168           468,650           251,370
                                          ---------------   ----------------  ----------------  ----------------

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)
                                   (Continued)

                                                   Nine Months Ended                  Three Months Ended
                                                     September 30,                       September 30,
                                                1996              1995              1996              1995
                                                ----              ----              ----              ----
Financing activities:
Repayment of non-recourse debt                  (956,809)         (975,937)          (307,442)         (306,255)
Distributions to limited partners             (1,603,898)       (3,818,804)          (472,804)         (909,238)
                                          ---------------   ----------------  ----------------  ----------------

Net cash used in financing activities         (2,560,707)        (4,794,741)         (780,246)       (1,215,493)
                                          ---------------   ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash
   equivalents                                  (134,700)           329,404            16,677          (278,574)
Cash and cash equivalents at beginning of
   period                                        874,714            924,041           723,337         1,532,019
                                          ---------------   ----------------  ----------------  ----------------
Cash and cash equivalents at end of
   period                                       $740,014         $1,253,445          $740,014        $1,253,445
                                          ===============   ================  ================  ================


Supplemental disclosures of cash flow
   information:

Cash paid for interest                          $190,085           $286,058           $55,118           $88,398
                                          ===============   ================  ================  ================

Supplemental schedule of non-cash
   transactions:

Operating lease assets reclassified to
   direct financing lease assets                                   $166,612                            $166,612
Less accumulated depreciation                                      (127,649)                           (127,649)
                                                            ----------------                    ----------------
                                                                    $38,963                             $38,963
                                                            ================                    ================

Operating lease assets reclassified to
   equipment held for lease                     $146,252           $324,310          $146,252          $324,310
Less accumulated depreciation                   (118,612)          (259,448)         (118,612)         (259,448)
                                          ---------------   ----------------  ----------------  ----------------
                                                 $27,640            $64,862           $27,640           $64,862
                                          ===============   ================  ================  ================




                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                              Expense or         Reclass-
                                         December 31,                        Amortization      ifications &      September 30,
                                              1995          Additions          of Leases       Dispositions          1996
                                              ----          ---------          ---------      --------------         ----
Net investment in operating leases            $4,278,094                           (640,319)        ($559,940)       $3,077,835
Net investment in direct
   financing leases                            2,940,554                           (670,327)         (276,456)        1,993,771
Net investment in leveraged
   leases                                         74,635                             12,860                 -            87,495
Assets held for sale or lease                    199,474                            (70,680)          208,843           337,637
Initial direct costs                               4,811                             (1,397)                -             3,414
Reserve for losses                               (37,588)       ($16,192)                 -                 -           (53,780)
                                         ---------------- ---------------   ----------------  ----------------  ----------------

                                              $7,459,980        ($16,192)       ($1,369,863)        ($627,553)       $5,446,372
                                         ================ ===============   ================  ================  ================

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1995, dispositions during the three month periods ended March 31, June 30 and September 30, 1996 and as of September 30, 1996:

                                          December 31,               -------- Dispositions --------              September 30,
        Equipment type                        1995         1st Quarter        2nd Quarter       3rd Quarter          1996
        --------------                        ----         -----------        -----------       -----------          ----
Aircraft                                      $3,164,533                                                             $3,164,533
Mining                                         2,104,643                                                              2,104,643
Manufacturing                                    835,681                                                                835,681
Materials handling                             1,918,334       ($187,555)         ($579,632)        ($509,889)          641,258
Communications                                   481,738               -                  -                 -           481,738
Data processing                                  527,739               -           (195,522)                -           332,217
Food processing                                  344,799               -            (13,728)                -           331,071
Transportation                                   697,722        (511,041)           (33,029)                -           153,652
Motor vehicles                                    95,277               -                  -           (34,061)           61,216
Furniture, fixtures and equipment                 22,967               -                  -                 -            22,967
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              10,193,433        (698,596)          (821,911)         (543,950)        8,128,976
Less accumulated depreciation                 (5,915,339)        303,412            380,940           179,846        (5,051,141)
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              $4,278,094       ($395,184)         ($440,971)        ($364,104)       $3,077,835
                                         ================ ===============   ================  ================  ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1996, the aggregate amounts of future minimum lease payments are as follows:

                                            Direct
                                            Financing          Operating           Total
                                            ---------          ---------           -----
  Three months ending December 31, 1996        $260,003           $304,081          $564,084
          Year ending December 31, 1997         967,483            578,044         1,545,527
                                   1998         115,204            272,090           387,294
                                   1999           4,248            269,732           273,980
                                   2000               -            202,299           202,299
                                         ---------------   ----------------  ----------------
                                             $1,346,938         $1,626,246        $2,973,184
                                         ===============   ================  ================


3. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 9.43% to 12.86%.

Future minimum principal payments of debt as of September 30, 1996 are as follows:

                                            Principal          Interest            Total
                                            ---------          --------            -----
  Three months ending December 31,1996         $315,272            $53,319          $368,591
         Year ending December 31, 1997        1,037,153            137,795         1,174,948
                                  1998          230,049             61,609           291,658
                                  1999          233,530             36,202           269,732
                                  2000          193,133              9,166           202,299
                                         ---------------   ----------------  ----------------
                                             $2,009,137           $298,091        $2,307,228
                                         ===============   ================  ================


4. Commitments, management and report of fees:

The terms of the Agreement of Limited Partnership provide that the General Partners and/or Affiliates are entitled to receive certain fees.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $171,722 in 1995 and $119,181 in 1996, as permitted in the Agreement of Limited Partnership .

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

As of September 30, 1996, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $2,009,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. At September 30, 1996, there were no such commitments.

The Partnership made distributions of cash from 1996 first quarter operations in April 1996, from second quarter operations in July 1996 and from third quarter operations in October 1996. The amounts of each of the distributions were $6.50 per Unit. These distributions represent an annualized distribution rate of 5.2%.

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

Cash flows, nine months, 1996 vs. 1995

Lease revenues, the Partnership's primary source of cash, decreased by $800,437 compared to 1995. Lease revenues have declined as leases have matured and the underlying assets have been sold.

Cash flows provided by investing activities decreased by $1,334,531 primarily as a result of decreased asset sales.

There were no financing sources of cash in 1996. Debt principal payments have decreased due to scheduled debt payments.

Cash flows, three months, 1996 vs. 1995

For the third quarter, lease rents were the primary source of cash for the Partnership. Lease rents decreased by $242,246 compared to 1995. As noted above, the decrease is the result of assets coming off lease and being subsequently sold.

Cash flows provided by investing activities increased by $217,280 due largely to increased asset sales. This was the result of a increased amount of equipment coming off lease in the third quarter of 1996 compared to 1995 and subsequent sales of that equipment.

There were no financing sources of cash in 1996 or 1995. Debt principal payments decreased due to the causes noted above for the nine month period.

Results of Operations

The results of operations in future periods may vary significantly from those of the first nine months of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1996 vs. 1995

Operating lease revenues decreased by $711,903 for the nine month period and $209,329 for the three month period due to lease terminations and subsequent asset sales. Direct financing lease revenues decreased by $89,898 for the nine month period and decreased by $32,300 for the three month period compared to 1995. The decreases resulted from lease terminations and asset sales. In 1995, sales of assets resulted in gains of $396,058 (nine months) and $20,601 (three months). In 1996, sales of assets resulted in gains of $51,757 for the nine month period and losses of $11,893 for the three month period. Such gains and losses are not expected to be comparable from one period to another. Depreciation expense declined by $447,172 (nine months) and $126,453 (three months) as a result of asset sales since October 1, 1995. Interest expense continues to decline in both the three and nine month periods in relation to the declining balances of debt. There have been no new borrowings in the current year.

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

Item 5.                        OTHER INFORMATION.

                                Inapplicable.

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K.

                           (a) Documents filed as a part of this report

                             1  Financial Statements.

                                Included in Part I of this report:

                                Balance sheets, September 30, 1996 and December
                                   31, 1995
                                Income  statements  for the nine and three month
                                   periods ended September 30, 1996 and 1995.
                                Statement of changes in  partners'  capital  for
                                   the nine months ended September 30, 1996.
                                Statements  of cash flows for the nine and three
                                   month periods ended September 30, 1996 and 1995.
                                Notes to the financial statements

                             2  Financial Statement Schedules.

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

            Date:
      November 11, 1996
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





                                     By:  /s/   A. J. BATT
                                         --------------------------------------
                                         A. J. Batt
                                         General Partner of registrant



                                     By:  /s/  DEAN L. CASH
                                         --------------------------------------
                                         Dean L. Cash
                                         General Partner of registrant



                                     By:   /s/ F. RANDALL BIGONY
                                         --------------------------------------
                                         F. RANDALL BIGONY
                                         Principal financial officer
                                         of registrant



                                     By:   /s/ DONALD E.  CARPENTER
                                         --------------------------------------
                                         Donald E.  Carpenter,
                                         Principal accounting
                                         officer of registrant