Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND II
filed 1997-03-28
CIK 823065

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                            For the Year Ended December 31, 1996

                                       OR

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Yes _X_ No ___


State the aggregate market value of voting stock held by non-affiliates of the
registrant:    Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

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

At December 31, 1996, cash balances consisted of amounts to be distributed from 1996 operations and sales proceeds ($472,805) and working capital reserves.

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

The Partnership would only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership's reinvestment period ended December 31, 1995. The Partnership may acquire additional assets without the use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1996, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

One lessee in the health care industry accounted for 15% of the Partnership's lease revenues during 1996.

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

Equipment Dispositions:

Through December 31, 1996, the Partnership has disposed of certain lease assets as set forth below:

                                                                               Excess of
                                              Acquisition        Sales         Rents Over
Asset Type                                       Cost            Price         Expenses *

Material handling                               $6,985,394       $2,333,202      $7,085,852
Aircraft                                         6,742,040        4,917,002       1,846,076
Mining                                           6,271,546        1,923,844       6,176,018
Transportation                                   4,391,911        1,324,405       4,699,230
Food processing                                  2,923,031          913,233       3,193,761
Furniture, fixtures and equipment                1,939,952          692,626       1,866,175
Medical                                          1,585,800          514,254       1,603,407
Manufacturing                                    1,476,163          197,000       1,580,298
Data processing                                  1,450,824          141,702       1,535,093
Communications                                   1,232,483          689,932         735,482
Motor vehicles                                     708,525          211,865         755,560
Printing                                           233,268          110,000         258,130
                                             -------------- ---------------- ---------------
                                               $35,940,937      $13,969,065     $31,335,082
                                             ============== ================ ===============

* Includes only those expenses directly related to the production of the related rents.


Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                                                        Purchase price excluding           Percentage of total
Asset types                                                 acquisition fees                  acquisitions
-----------                                                 ----------------                  ------------
Material handling                                               $10,469,425                           20.03%
Aircraft                                                          9,799,805                           18.75%
Food processing                                                   5,531,182                           10.58%
Mining                                                            5,395,983                           10.32%
Medical                                                           4,633,726                            8.86%
Transportation                                                    4,280,728                            8.19%
Manufacturing                                                     3,045,461                            5.83%
Furniture, fixtures and equipment                                 3,474,306                            6.65%
Printing                                                          2,524,690                            4.83%
Communication                                                     1,239,467                            2.37%
Data processing                                                   1,126,472                            2.16%
Motor vehicles                                                      749,291                            1.43%
                                                            ----------------                 ---------------
                                                                $52,270,536                          100.00%
                                                            ================                 ===============

                                                        Purchase price excluding           Percentage of total
  Industry of lessee                                        acquisition fees                  acquisitions
  ------------------                                        ----------------                  ------------
Manufacturing, other                                             $7,696,525                           14.72%
Medical                                                           7,480,492                           14.31%
Transportation                                                    6,247,981                           11.95%
Mining                                                            6,157,112                           11.78%
Food processing                                                   5,881,954                           11.25%
Commercial airline                                                4,592,040                            8.79%
Other                                                             4,358,700                            8.34%
Primary metals                                                    3,933,919                            7.53%
Printing                                                          2,558,495                            4.89%
Manufacturing, auto/truck                                         1,831,257                            3.50%
Chemicals                                                         1,532,061                            2.94%
                                                            ----------------                 ---------------
                                                                $52,270,536                          100.00%
                                                            ================                 ===============


For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The Partnership has undertaken legal action in pursuit of its unsecured claim relating to the bankruptcy of Rocky Mountain Helicopters, Inc. noted below in Part II, Item 7 under the caption "Results of Operations".

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

Holders

As of December 31, 1996, a total of 2,934 investors were record holders of Units in the Partnership.

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

The rates for distributions to Limited Partners in April, July and October 1996 and in January 1997 were $6.50 per Unit (a total of $26.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1996.

The rates for distributions to Limited Partners in April, July and October 1995 and in January 1996 were $18.75, $12.50, $12.50 and $9.05, respectively per Unit (a total of $52.80 per Unit). All distributions were from cash flows from operations and sales proceeds in 1995.

The rates for distributions to Limited Partners in April, July and October 1994 and in January 1995 were each $21.25 per Unit (a total of $85.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1994. The following table presents summarized information regarding distributions to Limited Partners:


                                                   1996            1995             1994            1993           1992
                                                   ----            ----             ----            ----           ----
Distributions of net income                          $8.98           $18.49          $21.00          $15.54         $14.50
Return of investment                                 20.71            49.07           66.05           66.26          61.22
                                             -------------- ---------------- --------------- --------------- --------------
Distributions per unit                               29.69            67.56           87.05           81.80          75.72
Differences due to timing of
   distributions and due to distribution
   reinvestments                                     (3.69)          (14.76)          (2.05)          (1.80)         (0.72)
                                             -------------- ---------------- --------------- --------------- --------------
Nominal distribution rates from above               $26.00           $52.80          $85.00          $80.00         $75.00
                                             ============== ================ =============== =============== ==============

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.


                                                 1996            1995             1994            1993           1992
                                                 ----            ----             ----            ----           ----

Gross Revenues                                  $2,163,088       $3,645,794      $5,624,499      $7,083,181     $8,260,374

Net Income                                        $634,555       $1,307,185      $1,484,900      $1,099,015     $1,025,357

Weighted average Limited Partnership
   Units (Units) outstanding                        69,979           69,979          69,990          70,001         70,001

Net income per Unit, based on
   weighted average Units outstanding                $8.98           $18.49          $21.00          $15.54         $14.50

Distributions per Unit, based on
   weighted average Units outstanding               $29.69           $67.56          $87.05          $81.80         $75.72

Total Assets                                    $5,584,504       $8,404,252     $13,123,098     $20,421,000    $27,646,894

Total Non-recourse Debt                         $1,693,865       $2,965,946      $4,255,444      $6,807,471     $9,298,808

Total Partners' Capital                         $3,687,982       $5,130,875      $8,551,736     $13,161,644    $17,577,696

In 1995, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the year, the Partnership's primary sources of liquidity were cash balances and cash flows from leasing operations and sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

As of December 31, 1996, cash balances were reserved for distributions in January 1997 ($472,805) and working capital reserves.

As of December 31, 1996, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $1,694,000. There were no additional borrowings from December 31, 1996 through February 28, 1997. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Limited Partnership Agreement limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment as described in Item 1. As of December 31, 1996, the Partnership had no such commitments.

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

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1988. Distributions of cash from 1996 operations and sales proceeds were made in April, July and October 1996 and in January 1997. See Items 5 and 6 of this report for additional information regarding the distributions.

Cash Flows:

                  1996 vs. 1995

Cash flows from operations decreased from $2,788,119 in 1995 to $1,288,526 in 1996. Of this decrease, $1,003,940 is due to decreases in lease revenues. In 1995, the Partnership received $228,033 as partial settlement of its claim in the bankruptcy of Rocky Mountain Helicopters, Inc. (RMH). In 1996, $77,654 was received. This contributed $150,379 of the decline in cash flows from operations compared to 1995.

In 1996, investing sources of cash consisted of the proceeds from sales of lease assets and from rents on direct financing leases. Proceeds from sales of lease assets declined by $881,374 compared to 1995. This was primarily due to decreased sales of operating lease assets. In 1995, operating lease assets with an original cost of about $6,700,000 were sold compared to about $3,124,000 in 1996.

There were no sources of cash from financing sources in either 1995 or 1996.

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

Cash flows from investing activities increased from $1,967,923 in 1994 to $3,180,098 in 1995. In 1994, $2,322,591 was used to purchased lease assets and to pay related initial direct costs. There were no such purchases in 1995. The largest source of cash from investing activities in both years was the proceeds from sales of operating lease assets. These proceeds declined from $2,959,549 in 1994 to $2,179,490 in 1995. The second major source of cash from investing activities is direct financing lease rents which are accounted for as reductions of the Partnership's net investment in direct financing leases. These amounts decreased from $1,311,673 in 1994 to $875,730 in 1995.

There were no financing sources of cash in 1995 or 1994. Repayments of non-recourse debt have decreased as a result of scheduled debt payments.


Results of Operations

As of March 23, 1988, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). Operations resulted in net income of $1,025,357, $1,099,015, $1,484,900, $1,307,185 and $634,555 in 1992, 1993, 1994, 1995 and 1996,
respectively. The results of operations in future periods may vary significantly from those of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rents. The ultimate effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets and/or from re-leases to either the same or new lessees once the initial lease terms expire.

A number of the Partnership's leases are scheduled to terminate in 1997. If they are terminated as scheduled, gross lease rents from operating and direct financing leases are expected to decrease by $1,046,000 (from $2,658,000 in 1996 to $1,612,000 in 1997). Depreciation expense related to operating leases is also expected to decrease. The ultimate effect on net income will also depend on the amounts, if any, of re-lease rentals and/or the amounts of proceeds received upon sales of the assets.

As of December 31, 1996, 28% (22% in 1995) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in this industry is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding this industry that would effect its operations in future periods.

The Partnership continues to have an unsecured claim against RMH, a former lessee of the Partnership. RMH filed for reorganization under Chapter 11 of the
U. S. Bankruptcy Code in 1993. In addition to the amounts previously received from the RMH bankruptcy, the Partnership received $77,654 in March 1996 and may receive an additional 5% to 10% of its unsecured claim of $776,654.

                  1996 vs. 1995

Operating leases have continued to mature in 1996. As the leases reached their scheduled terminations, most of the assets were sold. As a result, operating lease revenues have declined from $2,351,976 in 1995 to $1,478,191 in 1996. Direct financing leases have also continued to mature in 1996 and their related revenues have also declined by $134,117 ($302,838 in 1996 compared to $436,955 in 1995).

Gains and losses on sales of assets are not expected to be consistent from one year to another. Such gains declined from $453,960 in 1995 to $168,927 in 1996, a decrease of $285,033.

In 1995, the Partnership sold the last of the marketable securities it had received in the Financial News Network (FNN) bankruptcy settlement and realized a gain of $124,878. There were no similar sales in 1996. The proceeds from the RMH bankruptcy decreased from $228,033 in 1995 to $77,654 in 1996. It is uncertain whether any additional amounts will be received.

Depreciation expense is related to operating lease assets and as such leases have matured (and the majority of the assets sold), depreciation expense has declined. Interest expense has declined as a result of scheduled debt payments. Management fees are related to lease rents and to the amounts of distributions to the limited partners. Both lease rents and distributions decreased from 1995 to 1996 and this resulted in the decline in management fees.

                  1995 vs. 1994

Operating lease revenues declined by $2,560,888 (from $4,912,864 in 1994 to $2,351,976 in 1995) due to continued sales of operating lease assets at the end of their related lease terms. In 1995, the Partnership realized a gain on lease assets sales of $453,960 compared to a loss of $3,239 in 1994. A large part of the 1995 gain related to the sale of materials handling equipment after it was returned by the lessees upon termination of the lease. In 1995, the Partnership sold the remainder of the common stock it had received as a part of the 1992 FNN bankruptcy settlement. The gain realized in 1995 was $124,878 compared to $19,292 in 1994. In 1995, the Partnership also received additional cash payments from the bankruptcies of FNN and RMH totaling $228,033. No further amounts were expected from the FNN transaction.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 23.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund II


We have audited the accompanying balance sheets of ATEL Cash Distribution Fund II (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund II (a California limited partnership) at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP
San Francisco, California
January 28, 1997

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                        1996           1995
                                                        ----           ----

Cash and cash equivalents                              $989,337       $874,714

Accounts receivable, net of allowance
   for doubtful accounts of $15,552 in
   1996  and 1995                                        30,243         69,558

Investments in equipment and leases                   4,564,924      7,459,980
                                                 --------------- --------------
Total assets                                         $5,584,504     $8,404,252
                                                 =============== ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $1,693,865     $2,965,946

Accrued interest                                         29,092         53,047

Accounts payable and accrued liabilities:
     General Partners                                    21,282         61,192
     Trade and other                                     66,784         79,398

Customer deposits                                        69,000         77,409
Unearned operating lease income                          16,499         36,385
                                                 --------------- --------------
Total liabilities                                     1,896,522      3,273,377

Partners' capital:
     General Partners                                    79,885         73,539
     Limited Partners                                 3,608,097      5,057,336
                                                 --------------- --------------
Total partners' capital                               3,687,982      5,130,875
                                                 --------------- --------------
Total liabilities and partners' capital              $5,584,504     $8,404,252
                                                 =============== ==============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Revenues:
Leasing activities:
     Operating                                                                   $1,478,191      $2,351,976     $4,912,864
     Direct financing                                                               302,838         436,955        470,109
     Leveraged                                                                       19,290          15,328         12,180
     Gain (loss) on sale of lease assets                                            168,927         453,960         (3,239)

Interest income                                                                      15,264          32,340         38,720
Gain on sale of marketable securities                                                     -         124,878         19,292
Proceeds from bankruptcy settlements                                                 77,654         228,033              -
Other                                                                               100,924           2,324        174,573
                                                                             --------------- --------------- --------------
                                                                                  2,163,088       3,645,794      5,624,499
                                                                             --------------- --------------- --------------

Expenses:
Depreciation and amortization                                                       885,426       1,451,193      2,963,445
Interest expense                                                                    237,226         365,099        509,267
Equipment and partnership management fees to General Partner                        157,355         222,936        313,115
Administrative cost reimbursements to General Partner                               132,994         157,444        238,185
Provision for losses                                                                 22,221          25,972         11,616
Professional fees                                                                    21,173          44,864         37,647
Other                                                                                72,138          71,101         66,324
                                                                             --------------- --------------- --------------
                                                                                  1,528,533       2,338,609      4,139,599
                                                                             --------------- --------------- --------------
Net Income                                                                         $634,555      $1,307,185     $1,484,900
                                                                             =============== =============== ==============

Net income:
     General Partners                                                                $6,346         $13,072        $14,849
     Limited Partners                                                               628,209       1,294,113      1,470,051
                                                                             --------------- --------------- --------------
                                                                                   $634,555      $1,307,185     $1,484,900
                                                                             =============== =============== ==============

Net income per Limited Partnership unit                                               $8.98          $18.49         $21.00

Weighted average number of units outstanding                                         69,979          69,979         69,990

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                            Limited Partners    General
                                                                 Units           Amount         Partners         Total

Balance, January 1, 1994                                             70,001     $13,116,026         $45,618    $13,161,644

Distributions ($87.05 per unit)                                                  (6,092,811)                    (6,092,811)
Repurchase of units                                                     (22)         (1,997)              -         (1,997)
Net income                                                                        1,470,051          14,849      1,484,900
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1994                                           69,979       8,491,269          60,467      8,551,736

Distributions ($67.56 per unit)                                                  (4,728,046)                    (4,728,046)
Net income                                                                        1,294,113          13,072      1,307,185
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1995                                           69,979       5,057,336          73,539      5,130,875

Distributions ($29.69 per unit)                                                  (2,077,448)                    (2,077,448)
Net income                                                                          628,209           6,346        634,555
                                                            ---------------- --------------- --------------- --------------

Balance, December 31, 1996                                           69,979      $3,608,097         $79,885     $3,687,982
                                                            ================ =============== =============== ==============







                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Operating activities:
Net income                                                                         $634,555      $1,307,185     $1,484,900
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization expense                                         885,426       1,451,193      2,963,445
      (Gain) loss on sale of lease assets                                          (168,927)       (453,960)         3,239
      Leveraged lease income                                                        (19,290)        (15,328)       (12,180)
      Gain on sale of marketable securities                                               -        (124,878)       (19,292)
      Provision for losses                                                           22,221          25,972         11,616
      Changes in operating assets and liabilities:
         Accounts receivable                                                         39,315         606,422       (396,017)
         Notes receivable                                                                 -               -          2,861
         Accounts payable, general partner                                          (39,910)         10,687        (60,300)
         Accounts payable, other                                                    (12,614)         24,179        (10,997)
         Accrued interest                                                           (23,955)        (22,094)       (75,075)
         Customer deposits                                                           (8,409)              -         77,409
         Unearned operating lease income                                            (19,886)        (21,259)       (67,004)
                                                                             --------------- --------------- --------------
Net cash provided by operating activities                                         1,288,526       2,788,119      3,902,605
                                                                             --------------- --------------- --------------

Investing activities:
Proceeds from sales of lease assets                                               1,298,116       2,179,490      2,959,549
Purchase of equipment on operating leases                                                 -               -     (1,368,301)
Reductions of net investment in direct financing leases                             877,510         875,730      1,311,673
Investment in equipment on direct financing leases                                        -               -       (946,685)
Proceeds from sales of marketable securities                                              -         124,878         19,292
Payments of initial direct costs                                                          -               -         (7,605)
                                                                             --------------- --------------- --------------
Net cash provided by investing activities                                          2,175,626      3,180,098       1,967,923
                                                                             --------------- --------------- --------------

Financing activities:
Distributions to limited partners, net of reinvestments                          (2,077,448)     (4,728,046)    (6,092,811)
Repayments of non-recourse debt                                                  (1,272,081)     (1,289,498)    (2,552,027)
Repurchase of units                                                                       -               -         (1,997)
                                                                             --------------- --------------- --------------
Net cash used in financing activities                                            (3,349,529)     (6,017,544)    (8,646,835)
                                                                             --------------- --------------- --------------
Net increase (decrease) in cash and cash equivalents                                114,623         (49,327)    (2,776,307)
Cash and cash equivalents at beginning of year                                      874,714         924,041      3,700,348
                                                                             --------------- --------------- --------------

Cash and cash equivalents at end of year                                           $989,337        $874,714       $924,041
                                                                             =============== =============== ==============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                  1996            1995           1994
                                                                                  ----            ----           ----

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                             $261,181        $387,193       $509,267
                                                                             =============== =============== ==============

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to assets held for sale or lease                             $1,147,373
Less accumulated depreciation                                                                      (947,899)
                                                                                             ---------------
                                                                                                   $199,474
                                                                                             ===============

Operating lease assets reclassified to direct financing lease assets                               $166,609
Less accumulated depreciation                                                                      (127,649)
                                                                                             ---------------
                                                                                                    $38,960
                                                                                             ===============

Direct financing lease assets reclassified to operating lease assets                $12,000
                                                                             ===============


                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from one to twelve years.

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

                                DECEMBER 31, 1996


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                        1996           1995
                                                        ----           ----
Financial statement basis of net assets and
   liabilities                                        $3,687,982     $5,130,875
Tax basis of net assets and liabilities                4,753,581      4,751,106
                                                  --------------- --------------
Difference                                            $1,065,599       $379,769
                                                  =============== ==============

The following reconciles the net income reported in these financial statements to the net income reported on the Partnership's federal tax return (unaudited):
                                                        1996           1995
                                                        ----           ----
Net income per financial statements                     $634,555     $1,307,185
Adjustment to depreciation expense                         7,997       (158,820)
Adjustments to revenues                                1,415,151      1,926,962
Provision for losses and impairments                      22,221         25,972
Adjustments to other expenses                                  -            536
                                                  --------------- --------------
Net income per federal tax return                     $2,079,924     $3,101,835
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

                                DECEMBER 31, 1996


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


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consists of the following:

                                                                              Depreciation
                                                                               Expense or       Reclass-
                                                                              Amortization    ifications &
                                                 1995          Additions       of Leases      Dispositions       1996
                                                 ----          ---------       ---------      ------------       ----
Net investment in operating leases              $4,278,094                        ($880,615)      ($641,259)    $2,756,220
Net investment in direct financing leases        2,940,554                         (877,510)       (288,456)     1,774,588
Net investment in leveraged leases                  74,635                           19,290               -         93,925
Equipment held for lease                           199,474                                -        (199,474)             -
Reserves for losses                                (37,588)        ($22,221)              -               -        (59,809)
Initial direct costs                                 4,811                -          (4,811)              -              -
                                             -------------- ---------------- --------------- --------------- --------------
                                                $7,459,980         ($22,221)    ($1,743,646)    ($1,129,189)    $4,564,924
                                             ============== ================ =============== =============== ==============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



3. Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                                Balance                         Reclass-        Balance
                                                             December 31,                     ifications &   December 31,
                                                                 1995          Additions      Dispositions       1996
                                                                 ----          ---------      ------------       ----
Aircraft                                                         $3,164,533                                     $3,164,533
Mining                                                            2,104,643                       ($788,096)     1,316,547
Manufacturing                                                       835,681                               -        835,681
Materials handling                                                1,918,334                      (1,201,275)       717,059
Communications                                                      481,738                               -        481,738
Food processing                                                     344,799                         (13,728)       331,071
Data processing                                                     527,739                        (446,907)        80,832
Motor vehicles                                                       95,277                         (22,060)        73,217
Transportation                                                      697,722                        (652,197)        45,525
Furniture, fixtures and equipment                                    22,967                               -         22,967
                                                            ---------------- --------------- --------------- --------------
                                                                 10,193,433                      (3,124,263)     7,069,170
Less accumulated depreciation                                    (5,915,339)      ($880,615)      2,483,004     (4,312,950)
                                                            ---------------- --------------- --------------- --------------
                                                                 $4,278,094       ($880,615)      ($641,259)    $2,756,220
                                                            ================ =============== =============== ==============

Direct financing leases:

Equipment under direct financing leases includes wine barrels, a wine bottling line, various medical furniture, fixtures and equipment and color separation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996 and 1995:


                                                                                  1996            1995
                                                                                  ----            ----
Total minimum lease payments receivable                                          $1,086,935      $2,584,207
Estimated residual values of leased equipment (unguaranteed)                        857,859         873,309
                                                                             --------------- ---------------
Investment in direct financing leases                                             1,944,794       3,457,516
Less unearned income                                                               (170,206)       (516,962)
                                                                             =============== ===============
Net investment in direct financing leases                                        $1,774,588      $2,940,554
                                                                             =============== ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3. Investments in equipment and leases (continued):

At December 31, 1996, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                   Year ending                     Direct
                  December 31,     Operating       Financing         Total
                  ------------     ---------       ---------         -----
                         1997         $644,280         $967,483      $1,611,763
                         1998          272,090          115,204         387,294
                         1999          269,732            4,248         273,980
                         2000          202,299                -         202,299
                                 -------------- ---------------- ---------------
                                    $1,388,401       $1,086,935      $2,475,336
                                 ============== ================ ===============

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Leases have been structured so that lease rental payments and debt service amounts are equal. Equipment under leveraged leases consists of coal processing equipment. The net investment in leveraged leases at December 31, 1996 and 1995 is as follows:
                                                       1996            1995
                                                       ----            ----
Aggregate rentals receivable                           $254,490        $485,082
Aggregate principal and interest payable
   on non-recourse loans                               (254,490)       (485,082)
Estimated residual value of leased assets               148,750         148,750
Less unearned income                                    (54,825)        (74,115)
                                                 --------------- ---------------
Net investment in leveraged leases                      $93,925         $74,635
                                                 =============== ===============


4. Non-recourse debt:


At December 31, 1996 and 1995, non-recourse, other than that related to leveraged leases which is accounted for debt as a part of the net investment in leveraged leases, consists of notes payable to financial institutions of $1,693,865 and $2,965,946, respectively. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.69% to 12.86%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $3,348,709. The notes mature from 1997 through 2000.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


4. Non-recourse debt (continued):

Future minimum principal and interest payments of non-recourse debt as of December 31, 1996 are as follows:

                   Year ending
                  December 31,     Principal       Interest          Total
                  ------------     ---------       --------          -----
                         1997       $1,037,153         $137,795      $1,174,948
                         1998          230,049           61,609         291,658
                         1999          233,530           36,202         269,732
                         2000          193,133            9,166         202,299
                                 -------------- ---------------- ---------------
                                    $1,693,865         $244,772      $1,938,637
                                 ============== ================ ===============


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1996, 1995 and 1994 were $157,355, $222,936 and $313,115, respectively.

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

In 1996, 1995 and 1994, the Partnership reimbursed ATEL Financial Corporation $132,994, $157,444 and $238,185, respectively, for costs incurred in the administration of Partnership business.

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

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


 6. Partners' capital:

As of December 31, 1991, 70,000 Units were issued and outstanding (in addition to the Unit issued to the Initial Limited Partner). The Partnership is authorized to issue up to 70,000 Units (in addition to the Unit issued to the Initial Limited Partner). As of December 31, 1996, 69,979 Units were issued and outstanding. Limited Partners could elect to accumulate their share of distributions for reinvestment during the Partnership's reinvestment period. Effective April 1, 1993, the General Partners terminated this capital accumulation period. Reinvested distributions do not result in the issuance of additional Units. Each limited partner's capital interest in the Partnership is based upon his original invested capital plus any reinvested distributions.

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


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1996, 28% (22% in 1995) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default.

During 1996, rentals from one customer in the health care industry comprised 15% of the Partnership's revenues from leases.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


8.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $1,717,098.

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

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

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

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the general partners and their affiliates. The amount of such remuneration paid through December 31, 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 1994, 1995 and 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

The Partnership also owns a 30% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund IV which owns the remaining 70%. The aircraft was sold on January 2, 1997 to the lessee.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

                   (a)  Financial Statements and Schedules

                          1. Financial Statements

                             Included in Part II of this report:

                             Report of Independent Auditors

                             Balance Sheets at December 31, 1996 and 1995

                             Statements of Income for the years ended
                                December 31, 1996, 1995 and 1994

                             Statements of Changes in Partners' Capital for the
                                years ended December 31, 1996, 1995 and 1994

                             Statements of Cash Flows for the years ended
                                December 31, 1996, 1995 and 1994

                             Notes to Financial Statements

                          2. Financial Statement Schedules

                             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Reports on Form 8-K for the fourth quarter of 1996

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



                        Date:             3/27/1997

                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                             (Registrant)


                       By: ATEL Financial Corporation,
                           General Partner of Registrant



                               By:  /s/  A. J. Batt
                                    -------------------------------------------
                                    A. J. Batt,
                                    President and Chief Executive Officer



                       By: /s/  A. J. Batt
                           --------------------------------------
                           A. J. Batt,
                           General Partner of Registrant,
                           President and Chief Executive
                           Officer of ATEL Financial
                           Corporation (General Partner)




                       By:  /s/ Dean Cash
                           --------------------------------------
                           Dean Cash,
                           General Partner of Registrant,
                           Executive Vice President of ATEL
                           Financial Corporation (General
                           Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                      CAPACITIES                           DATE



 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation