Form 10QSB
period 1997-03-31
ATEL CASH DISTRIBUTION FUND II
filed 1997-05-14
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 1997

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

                                  BALANCE SHEET

                                 MARCH 31, 1997
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                            $1,045,503

Accounts receivable, net of allowance for doubtful
accounts of $15,551                                                      46,583

Investment in equipment and leases                                    3,862,788
                                                                ----------------
Total assets                                                         $4,954,874
                                                                ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                    $1,404,945

Accrued interest                                                         23,182

Accounts payable:
     General Partners                                                    17,912
     Other                                                               74,523

Customer deposit                                                          9,000

Unearned income                                                          22,704
                                                                ----------------
Total liabilities                                                     1,552,266

Partners' capital:
     General Partners                                                    81,759
     Limited partners                                                 3,320,849
                                                                ----------------
Total partners' capital                                               3,402,608
                                                                ----------------
Total liabilities and partners' capital                              $4,954,874
                                                                ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 and 1996
                                   (Unaudited)


                                                                                                     1997               1996
                                                                                                     ----               ----
Revenues:
Lease income:
     Operating                                                                                           $274,437         $431,672
     Direct financing                                                                                      46,622           93,004
     Leveraged                                                                                              6,069            4,823
     Gain on sale of lease assets                                                                          82,072            1,927
Interest income                                                                                             6,227            2,997
Other                                                                                                         819           79,466
                                                                                              -------------------- ----------------
                                                                                                          416,246          613,889
                                                                                              -------------------- ----------------
Expenses:
Depreciation and amortization                                                                             113,174          323,465
Interest expense                                                                                           39,376           71,185
Equipment and partnership management fees to General Partners                                              25,968           40,220
Administrative cost reimbursements to General Partners                                                     37,249           23,541
Other                                                                                                       8,886            9,303
Provision for losses                                                                                        4,162            5,874
                                                                                              -------------------- ----------------
                                                                                                          228,815          473,588
                                                                                              -------------------- ----------------
Net Income                                                                                               $187,431         $140,301
                                                                                              ==================== ================

Net income:
     General Partners                                                                                      $1,874           $1,403
     Limited Partners                                                                                     185,557          138,898
                                                                                              -------------------- ----------------
                                                                                                         $187,431         $140,301
                                                                                              ==================== ================

Net income per Limited Partnership unit                                                                     $2.65            $1.98

Weighted average number of units outstanding                                                               69,979           69,979


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                            Limited Partners        General
                                                               Units             Amount            Partners             Total

Balance December 31, 1996                                           69,979        $3,608,097              $79,885       $3,687,982
Net income                                                                           185,557                1,874          187,431
Distributions                                                                       (472,805)                       -     (472,805)
                                                          -----------------  ---------------- -------------------- ----------------
Balance March 31, 1997                                              69,979        $3,320,849              $81,759       $3,402,608
                                                          =================  ================ ==================== ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 and 1996
                                   (Unaudited)


                                                                                                     1997               1996
                                                                                                     ----               ----
Operating activities:
Net income                                                                                               $187,431         $140,301
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                                        113,174          323,465
     Leveraged lease income                                                                                (6,069)          (4,823)
     Gain on sale of lease assets                                                                         (82,072)          (1,927)
     Provision for losses                                                                                   4,162            5,874
     Changes in operating assets and liabilities:
        Accounts receivable                                                                               (16,340)         (20,692)
        Accounts payable, general partner                                                                  (3,370)         (20,972)
        Accounts payable, other                                                                             7,739           26,151
        Accrued interest                                                                                   (5,910)          (6,177)
        Customer deposits                                                                                 (60,000)               -
        Unearned income                                                                                     6,205          (19,824)
                                                                                              -------------------- ----------------
Net cash provided by operations                                                                           144,950          421,376
                                                                                              -------------------- ----------------

Investing activities:
Reductions of net investment in direct financing leases                                                   209,530          220,195
Proceeds from sales of lease assets                                                                       463,411          101,769
                                                                                              -------------------- ----------------
Net cash provided by  investing activities                                                                672,941          321,964
                                                                                              -------------------- ----------------

Financing activities:
Repayment of non-recourse debt                                                                           (288,920)        (320,677)
Distributions to limited partners                                                                        (472,805)        (658,289)
                                                                                              -------------------- ----------------
Net cash used in financing activities                                                                    (761,725)        (978,966)
                                                                                              -------------------- ----------------

Net increase (decrease) in cash and cash equivalents                                                       56,166         (235,626)
Cash and cash equivalents at beginning of period                                                          989,337          874,714
                                                                                              -------------------- ----------------
Cash and cash equivalents at end of period                                                             $1,045,503         $639,088
                                                                                              ==================== ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest:                                                                 $45,286          $77,362
                                                                                              ==================== ================

Supplemental schedule of non-cash transaction:

Operating Lease assets reclassified to assets held for sale or lease                                                      $389,211
Less accumulated depreciation                                                                                             (286,178)
                                                                                                                   ----------------
                                                                                                                          $103,033
                                                                                                                   ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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


3. Investment in equipment and leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or          Reclass-
                                         December 31,                         Amortization       ifications &         March 31,
                                              1996           Additions          of Leases        Dispositions           1997
                                              ----           ---------          ---------     ----------------          ----
Net investment in operating
   leases                                     $2,756,220                           ($113,174)           ($382,237)      $2,260,809
Net investment in direct
   financing leases                            1,774,588                            (209,530)                   -        1,565,058
Net investment in leveraged
   leases                                         93,925                               6,069                    -           99,994
Reserve for losses                               (59,809)          ($4,162)                -                  898          (63,073)
                                         ---------------- -----------------  ---------------- -------------------- ----------------
                                              $4,564,924           ($4,162)        ($316,635)           ($381,339)      $3,862,788
                                         ================ =================  ================ ==================== ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3. Investment in equipment and leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1996, additions and dispositions during the three months ended March 31, 1997 and as of March 31, 1997:

                                                              Balance                              Reclass-            Balance
                                                            December 31,                         ifications &         March 31,
        Equipment type                                          1996            Additions        Dispositions           1997
        --------------                                          ----            ---------        ------------           ----
Aircraft                                                        $3,164,533                              ($810,000)      $2,354,533
Mining                                                           1,316,547                                      -        1,316,547
Materials handling                                                 835,681                                      -          835,681
Manufacturing                                                      717,059                                      -          717,059
Data processing                                                    481,738                                      -          481,738
Communications                                                     331,071                                      -          331,071
Food processing                                                     80,832                                      -           80,832
Transportation                                                      45,525                                 (3,696)          41,829
Motor vehicles                                                      22,967                                      -           22,967
Furniture, fixtures and equipment                                   73,217                                (73,217)               -
                                                          -----------------  ---------------- -------------------- ----------------
                                                                 7,069,170                               (886,913)       6,182,257
Less accumulated depreciation                                   (4,312,950)        ($113,174)             504,676       (3,921,448)
                                                          -----------------  ---------------- -------------------- ----------------
                                                                $2,756,220         ($113,174)           ($382,237)      $2,260,809
                                                          =================  ================ ==================== ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1992, 1993 and 1994.

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

       Year ending           Direct
      December 31,          Financing          Operating            Total

             1997              $712,230          $430,838           $1,143,068
             1998               115,204           272,615              387,819
             1999                 4,248           269,732              273,980
             2000                     -           202,299              202,299
                       -----------------  ---------------- --------------------
                               $831,682        $1,175,484           $2,007,166
                       =================  ================ ====================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.69% to 12.86%.

Future minimum principal payments of non-recourse debt are as follows:

          Year ending
          December 31,        Principal          Interest             Total

                  1997          $748,233           $92,509             $840,742
                  1998           230,049            61,609              291,658
                  1999           233,530            36,202              269,732
                  2000           193,133             9,566              202,699
                        -----------------  ---------------- --------------------
                              $1,404,945          $199,886           $1,604,831
                        =================  ================ ====================


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1997 and 1996 were $25,968 and $40,220 respectively.

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

In 1997 and 1996, the Partnership  reimbursed ATEL Financial Corporation $37,249
and  $23,541,   respectively,  for  costs  incurred  in  the  administration  of
Partnership business.

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

As of March 31, 1997, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $1,405,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments at March 31, 1997.

The Partnership made a distribution of cash from operations in April 1997. The amount of the distribution was $3.75 per Unit (which is equal to an annualized rate of 3%).

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

Cash flows, 1997 vs. 1996

For the first three months of 1997, lease rents and proceeds from the sales of lease assets were the Partnership's primary sources of cash flows. Operating cash flows from lease revenues decreased from $529,499 in 1996 to $327,128 in 1997, a decrease of $202,371. The decrease is mainly due to the effects of terminated leases. The cost of assets on operating leases has decreased from $9,494,837 in 1996 to $6,072,599 in 1997.

Cash flows from investing activities increased by $350,977 compared to 1996. The increase was the result of a substantial increase in proceeds from sale of lease assets. Most of the assets sold were operating lease assets. The original cost of operating lease assets sold in the first quarter of 1997 was $996,571 compared to $698,596 in 1996. Proceeds from asset sales are expected to vary from one period to another.

There were no financing sources of cash in either 1996 or 1997. The net cash used in financing activities decreased by $217,241. Distributions to limited partners were reduced as a result of decreased cash flows in the fourth quarter of 1996.


Results of Operations

The results of operations in future periods may vary significantly from those of the first quarter of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

Operations, 1997 vs. 1996

Compared to 1996, operating lease revenues decreased by $157,235. The revenues decreased (and are expected to decrease in future periods) as a result of scheduled lease terminations and asset sales. Direct financing lease revenues decreased due to these same factors. Other income decreased by $78,647 from 1996. The decrease is due to a first quarter 1996 cash payment from the bankruptcy of Rocky Mountain Helicopters, Inc.. The partnership continues to have an unsecured claim against Rocky Mountain Helicopters, Inc. (RMH), a former lessee of the partnership. RMH filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1993. In addition to the amounts previously received from the RMH bankruptcy, the partnership received $77,654 in March 1996 and an additional $62,123 was received in April 1997. The Partnership may receive an additional 2% to 5% of its unsecured claim of $776,654.

Depreciation expense relates to operating lease assets and has declined in relation to the total amounts of such assets owned by the Partnership. The original cost of such assets owned by the Partnership decreased from $9,494,836 to $6,072,599 from March 31, 1996 to March 31, 1997.

Interest expense decreased by $31,809 compared to 1996. This is a direct result of decreased debt balances compared to 1996. These reductions of debt balances resulted from scheduled debt payments.

Management fees decreased from $40,220 in 1996 to $25,968 in 1997. Equipment management fees are related to lease revenues and are expected to decline over time as those revenues decrease. Partnership management fees are related to the amounts of distributions of cash from operations to Limited Partners and are expected to decline in future periods as those distributions decrease as a result of asset sales.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports on Form 8-K.

                           (a) Documents filed as a part of this report

                             1. Financial Statements

                                Included in Part I of this report:

                                Balance Sheet, March 31, 1997

                                Income statements for the three month periods ended March 31, 1997 and 1996

                                Statement of changes in partners' capital for the three months ended March 31, 1997

                                Statements of cash flows for the three month periods ended March 31, 1997 and 1996

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

Date:
May 12, 1997
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





                                     By: /s/ A. J. Batt
                                         --------------------------------------
                                         A. J. Batt
                                         General Partner of registrant



                                     By: /s/ Dean L. Cash
                                         --------------------------------------
                                         Dean L. Cash
                                         General Partner of registrant




                                     By: /s/ F. Randall Bigony
                                         --------------------------------------
                                         F. Randall Bigony
                                         Principal financial officer
                                         of registrant




                                     By: /s/ Donald E. Carpenter
                                         --------------------------------------
                                         Donald E. Carpenter
                                         Principal accounting
                                         officer of registrant