Form 10QSB
period 1997-06-30
ATEL CASH DISTRIBUTION FUND II
filed 1997-08-14
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                             For the quarterly period ended June 30, 1997

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

                                  BALANCE SHEET

                                  JUNE 30, 1997
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                              $930,138

Accounts receivables, net of allowance for
   doubtful accounts of $15,552                                          93,320

Investment in equipment and leases                                    3,518,451
                                                               ----------------
                                                                    $4,541,909
                                                               ================


                          LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                   $1,108,591

Accrued interest                                                        17,270

Accounts payable:
     General partners                                                    1,541
     Other                                                              72,081

Customer deposit                                                         9,000

Unearned operating lease income                                         10,681
                                                               ----------------
Total liabilities                                                    1,219,164

Partners' capital:
     General partners                                                   83,688
     Limited partners                                                3,239,057
                                                               ----------------
Total partners' capital                                              3,322,745
                                                               ----------------
                                                                    $4,541,909
                                                               ================


                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
Revenues:                                               1997              1996             1997             1996
                                                        ----              ----             ----             ----
Lease income:
     Operating                                            $517,582          $806,088         $243,145         $374,416
     Direct financing                                       87,003           178,607           40,381           85,603
     Leveraged leases                                       12,138             9,645            6,069            4,822
     Gain on sales of assets                               150,117            63,650           68,045           61,723
Other income                                                63,752            97,828           62,933           18,362
Interest income                                             12,965             6,145            6,738            3,148
                                                   ---------------- ----------------- ---------------- ----------------
                                                           843,557         1,161,963          427,311          548,074
                                                   ---------------- ----------------- ---------------- ----------------
Expenses:
Depreciation and amortization                              217,793           527,880          104,619          204,415
Interest expense                                            71,318           134,967           31,942           63,782
Administrative cost reimbursements                          64,868            60,902           27,619           37,361
Equipment and partnership management
   fees                                                     49,915            74,040           23,947           33,820
Other                                                       26,071            18,969           18,676           11,868
Taxes                                                       20,641            32,050           20,641           32,050
Professional fees                                            8,450            13,211            6,959           11,009
Provision for losses                                         4,162            11,344                -            5,470
                                                   ---------------- ----------------- ---------------- ----------------
                                                           463,218           873,363          234,403          399,775
                                                   ---------------- ----------------- ---------------- ----------------
Net Income                                                $380,339          $288,600         $192,908         $148,299
                                                   ================ ================= ================ ================
Net income:
     General partners                                       $3,803            $2,886           $1,929           $1,483
     Limited partners                                      376,536           285,714          190,979          146,816
                                                   ---------------- ----------------- ---------------- ----------------
                                                          $380,339          $288,600         $192,908         $148,299
                                                   ================ ================= ================ ================

Net income per limited partnership unit                      $5.38             $4.08            $2.73            $2.10
Weighted average number of units
   outstanding                                              69,979            69,979           69,979           69,979

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1997

                                                                    Limited Partners      General
                                                        Units            Amount          Partners           Total
Balance December 31, 1996                                   69,979        $3,608,097          $79,885       $3,687,982
Net income                                                                   376,536            3,803          380,339
Distributions                                                               (745,576)               -         (745,576)
                                                   ---------------- ----------------- ---------------- ----------------
Balance June 30, 1997                                       69,979        $3,239,057          $83,688       $3,322,745
                                                   ================ ================= ================ ================

                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1997              1996             1997             1996
Operating activities:

Net income                                                $380,339          $288,600         $192,908         $148,299
   Adjustment to reconcile net income to net cash provided by operations:
        Depreciation and amortization                      217,793           527,880          104,619          204,415
        Revenues from leveraged leases                     (12,138)           (9,645)          (6,069)          (4,822)
        Gain on sales of assets                           (150,117)          (63,650)         (68,045)         (61,723)
        Provision for losses                                 4,162            11,344                -            5,470
Changes in operating assets and liabilities:
   Decrease (increase) in accounts
   Accounts receivable                                     (63,077)           24,674          (46,737)          45,366
   Accounts payable, general partner                       (19,741)          (27,372)         (16,371)          (6,400)
   Accounts payable, other                                   5,297            20,801           (2,442)          (5,350)
   Accrued interest                                        (11,822)          (11,747)          (5,912)          (5,570)
   Customer deposits                                       (60,000)                -                -                -
   Unearned operating lease income                          (5,818)          (12,790)         (12,023)           7,034
                                                   ---------------- ----------------- ---------------- ----------------
Net cash from operations                                   284,878           748,095          139,928          326,719
                                                   ---------------- ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                              563,964           431,159          100,553          329,390
Reductions of net investment in direct
   financing leases                                        422,809           449,828          213,279          229,633
                                                   ---------------- ----------------- ---------------- ----------------
Net cash provided by investing
   activities                                              986,773           880,987          313,832          559,023
                                                   ---------------- ----------------- ---------------- ----------------

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)
                                   (Continued)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1997              1996             1997             1996
Financing activities:
Repayment of non-recourse debt                            (585,274)         (649,365)        (296,354)        (328,688)
Distributions to limited partners                         (745,576)       (1,131,094)        (272,771)        (472,805)
                                                   ---------------- ----------------- ---------------- ----------------
Net cash used in financing activities                   (1,330,850)       (1,780,459)        (569,125)        (801,493)
                                                   ---------------- ----------------- ---------------- ----------------

Net (decrease) increase in cash and
   cash equivalents                                        (59,199)         (151,377)        (115,365)          84,249
Cash and cash equivalents at
   beginning of period                                     989,337           874,714        1,045,503          639,088
                                                   ---------------- ----------------- ---------------- ----------------
Cash and cash equivalents at end of
   period                                                 $930,138          $723,337         $930,138         $723,337
                                                   ================ ================= ================ ================

Supplemental disclosures of cash flow information:

Cash paid for interest during the period                   $71,318          $134,967          $31,942          $63,782
                                                   ================ ================= ================ ================

Operating lease assets reclassified to assets
   held or sale or lease                                $1,046,154                         $1,046,154
Less accumulated depreciation                             (802,625)                          (802,625)
                                                   ----------------                   ----------------
                                                          $243,529                           $243,529
                                                   ================                   ================




                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                      Depreciation
                                                                       Expense or        Reclass-
                                December 31,                          Amortization     ifications &       June 30,
                                      1996            Additions        of Leases       Dispositions         1997
                                      ----            ---------        ---------      --------------        ----
Net investment in operating
   leases                              $2,756,220                          ($217,793)       ($651,880)      $1,886,547
Net investment in direct
   financing leases                     1,774,588                           (422,809)          (6,396)       1,345,383
Net investment in leveraged
   leases                                  93,925                             12,138                -          106,063
Equipment held for sale                         -                                  -          243,529          243,529
Reserve for losses                        (59,809)         ($4,162)                -              900          (63,071)
                                ------------------ ---------------- ----------------- ---------------- ----------------
                                       $4,564,924          ($4,162)        ($628,464)       ($413,847)      $3,518,451
                                ================== ================ ================= ================ ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investment in leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1996, additions and dispositions during the three month periods ended March 31, 1997 and June 30, 1997 and as of June 30, 1997:

                                                                                            Reclassifications &
                                                    December 31,                       Dispositions       June 30,
   Equipment type                                       1996          1st Quarter       2nd Quarter         1997
   --------------                                       ----          -----------       -----------         ----
Aircraft                                                $3,164,533         ($810,000)                       $2,354,533
Materials handling                                         835,681                 -        ($105,498)         730,183
Manufacturing                                              717,059                 -                -          717,059
Data processing                                            481,738                 -         (139,658)         342,080
Communications                                             331,071                 -                -          331,071
Mining                                                   1,316,547                 -       (1,045,766)         270,781
Food processing                                             80,832                 -                -           80,832
Motor vehicles                                              22,967                 -          (11,875)          11,092
Transportation                                              45,525            (3,696)         (41,080)             749
Furniture, fixtures and equipment                           73,217           (73,217)               -                -
                                                   ---------------- ----------------- ---------------- ----------------
                                                         7,069,170          (886,913)      (1,343,877)       4,838,380
Less accumulated depreciation                           (4,312,950)          391,502          969,615       (2,951,833)
                                                   ---------------- ----------------- ---------------- ----------------
                                                        $2,756,220         ($495,411)       ($374,262)      $1,886,547
                                                   ================ ================= ================ ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1991 and 1994.

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                Year ending      Direct
               December 31,     Financing        Operating           Total
                      1997         $459,342          $226,283         $685,625
                      1998          115,204           273,495          388,699
                      1999            4,248           269,732          273,980
                      2000                -           202,299          202,299
                            ---------------- ----------------- ----------------
                                   $578,794          $971,809       $1,550,603
                           ================ ================= ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.69% to 12.86%.

Future minimum principal and interest payments of debt as of June 30, 1997 are as follows:

               Year ending
               December 31,     Principal         Interest           Total
                      1997         $451,878           $54,656         $506,534
                      1998          230,050            61,609          291,659
                      1999          233,530            36,202          269,732
                      2000          193,133             9,166          202,299
                            ---------------- ----------------- ----------------
                                 $1,108,591          $161,633       $1,270,224
                            ================ ================= ================


5. Commitments, management and report of fees:

The terms of the  Agreement  of Limited  Partnership  provide  that the  General
Partners and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                    1997             1996
                                                    ----             ----
Reimbursement of administrative costs                 $64,868          $60,902

Incentive and equipment management fees                49,915           74,040
                                              ---------------- ----------------
                                                     $114,783         $134,942
                                              ================ ================

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

As of June 30, 1997, the partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was $1,108,591. The borrowings are non-recourse to the partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The general partners expect that aggregate borrowings in the future will decrease as a percentage of equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments at June 30, 1997.

The Partnership made distributions of cash from 1997 first and second quarter operations in April and July 1997, respectively. The amounts of these distributions were each $3.75 per Unit. These distributions represent an annualized distribution rate of 3.0%.

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

Cash flows, six months, 1997 vs. 1996

In the first six months of 1997, the Partnership's primary source of cash flows from operations was lease rents, particularly operating lease rents. Cash flows from operations decreased by $463,217. The Partnership's operating lease revenues declined by $288,506 compared to 1996 and direct financing lease revenues declined by $91,604. These decreases are a result of scheduled lease terminations and subsequent sales of the underlying lease assets since the second quarter of 1996.

Cash flows from investing activities increased by $105,786 compared to 1996. Most of the increase was due to increased sales of lease assets in 1997 compared to 1996. The original cost of assets sold in 1997 was approximately $2,231,000 compared to $1,520,000 in 1996. The proceeds from the sales of such assets increased from $431,159 in 1996 to $657,568 in 1997.

There were no financing sources of cash in the 1997 or 1996 periods. Debt principal payments have decreased as a result of scheduled debt payments. Distributions decreased due to the lower per Unit rate of distributions in 1997 compared to 1996.

Cash flows, three months, 1997 vs. 1996

Lease revenues decreased by $175,246. Lease rentals and the $100,553 received from asset sales were the largest sources of cash in the second quarter of 1997. The decrease in lease rents for the three month period was due to asset sales as noted above for the six month period.

Sources of cash flows from investing activities decreased compared to 1996. Proceeds from the sales of assets decreased by $228,837 compared to 1996.

There were no financing sources of cash in the 1997 or 1996 periods. Cash flows used in financing activities changed in the three month period due to the same causes as noted above for the six month period.


Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1997 as the partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1997 vs. 1996

Operating lease revenues declined by $288,506 (six months) and $131,271 (three months). Direct financing lease revenues decreased by $91,604 (six months) and $45,222 (three months) compared to 1996. Depreciation expense decreased by $310,087 (six months) and $99,796 (three months) compare to 1996. Operating lease revenues, direct financing lease revenues and depreciation have all declined as leases have reached their scheduled terminations and the underlying assets have been sold. Management fees are related to lease revenues and to distributions. Both of these factors declined in 1997 compared to 1996, resulting in lower management fees. Interest expense decreased for both the six and three month periods due to lower average debt balances than in 1996 resulting from scheduled debt payments.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance sheet, June 30, 1997.

                       Income statements for the six and three month periods ended June 30, 1997 and 1996.

                       Statement of changes in partners' equity for the six month period ended June 30, 1997.

                       Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

                       Notes to the financial statements.

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

        Date:
August 14, 1997
                         ATEL Cash Distribution Fund II,
                        a California limited partnership
                                  (Registrant)




                            By:  /s/ A.  J.  BATT
                                -----------------------------------------------
                                A. J. Batt,
                                General Partner of registrant



                            By:   /s/ DEAN L. CASH
                                -----------------------------------------------
                                Dean Cash,
                                General Partner of registrant



                            By:   /s/ F. RANDALL BIGONY
                                -----------------------------------------------
                                F. Randall Bigony
                                Principal financial officer of registrant



                            By:   /s/ DONALD E.  CARPENTER
                                -----------------------------------------------
                                Donald E.  Carpenter,
                                Principal accounting officer of
                                registrant