Form 10QSB
period 1997-09-30
ATEL CASH DISTRIBUTION FUND II
filed 1997-11-13
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the quarterly period ended September 30, 1997

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

                                 BALANCE SHEETS

                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                             $969,259

Accounts receivable, net of allowance for doubtful
   accounts of $15,552                                                 119,606

Investment in equipment and leases                                   3,026,091
                                                               ----------------
                                                                    $4,114,956
                                                               ================

                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                     $868,333
Accrued interest                                                        11,607
Accounts payable:
     General Partners                                                   20,117
     Other                                                              70,498
Deposits due to lessees                                                  9,000
Unearned lease income                                                   25,488
                                                               ----------------
Total liabilities                                                    1,005,043

Partners' capital:
     General Partners                                                   84,288
     Limited Partners                                                3,025,625
                                                               ----------------
Total partners' capital                                              3,109,913
                                                               ----------------
                                                                    $4,114,956
                                                               ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                  Nine Months Ended                   Three Months Ended
                                                    September 30,                       September 30,
Revenues:                                      1997              1996              1997              1996
                                               ----              ----              ----              ----
Lease income:
     Operating                                  $695,748         $1,144,100          $178,166          $338,012
     Direct financing                            120,782            250,018            33,779            71,411
     Leveraged                                    14,161             12,860             2,023             3,215
     Gain (loss) on disposition of assets        150,984             51,757               867           (11,893)
Interest income                                   20,681             10,869             7,716             4,724
Other                                             64,298            177,151               546            79,323
                                          ---------------   ----------------  ----------------  ----------------
                                               1,066,654          1,646,755           223,097           484,792
                                          ---------------   ----------------  ----------------  ----------------
Expenses:
Depreciation                                     291,868            712,396            74,075           184,516
Interest expense                                  96,282            190,085            24,964            55,118
Management fees                                   63,963            119,981            14,048            45,941
Administrative cost reimbursements                99,420            101,298            34,552            40,396
Taxes                                             20,641             32,048                 -                 -
Other expense                                     28,987             31,345             2,916            12,376
Professional fees                                 21,052             19,682            12,602             6,471
Provision for losses                               4,162             16,192                 -             4,846
                                          ---------------   ----------------  ----------------  ----------------
                                                 626,375          1,223,027           163,157           349,664
                                          ---------------   ----------------  ----------------  ----------------
Net income                                      $440,279           $423,728           $59,940          $135,128
                                          ===============   ================  ================  ================
Net income:
     General Partners                             $4,403             $4,237              $599            $1,351
     Limited Partners                            435,876            419,491            59,341           133,777
                                          ---------------   ----------------  ----------------  ----------------
                                                $440,279           $423,728           $59,940          $135,128
                                          ===============   ================  ================  ================

Net income per Limited Partnership unit            $6.23              $5.99             $0.85             $1.91

Weighted average number of units
   outstanding                                    69,979             69,979            69,979            69,979


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                  Limited Partners        General
                                      Units             Amount           Partners            Total
Balance December 31, 1996                 69,979         $3,608,097           $79,885        $3,687,982
Net income                                                  435,876             4,403           440,279
Distributions to limited partners                        (1,018,348)                -        (1,018,348)
                                  ---------------   ----------------  ----------------  ----------------
Balance September 30, 1997                69,979         $3,025,625           $84,288        $3,109,913
                                  ===============   ================  ================  ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                               1997              1996              1997              1996
                                                               ----              ----              ----              ----
Operating activities:
Net income                                                      $440,279           $423,728           $59,940          $135,128
Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation                                                291,868            712,396            74,075           184,516
     Revenues from leveraged leases                              (14,161)           (12,860)           (2,023)           (3,215)
     (Gain) loss on dispositions of assets                      (150,984)           (51,757)             (867)           11,893
     Provision for losses                                          4,162             16,192                 -             4,846
Changes in operating assets and liabilities:
   Accounts receivable                                           (89,363)            26,349           (26,286)            1,675
   Accounts payable, General Partner                              (1,165)           (15,252)           18,576            12,120
   Accounts payable, other                                         3,714             19,169            (1,583)           (1,632)
   Accrued interest                                              (17,485)           (17,777)           (5,663)           (6,030)
   Customer deposit                                              (60,000)                 -                 -                 -
   Unearned operating lease income                                 8,989            (23,818)           14,807           (11,028)
                                                          ---------------   ----------------  ----------------  ----------------
Net cash provided by operations                                  415,854          1,076,370           130,976           328,273
                                                          ---------------   ----------------  ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                                 768,223            679,310           204,259           248,151
Reductions of net investment in direct
   financing leases                                              639,725            670,327           216,916           220,499
                                                          ---------------   ----------------  ----------------  ----------------
Net cash provided by investing activities                      1,407,948          1,349,637           421,175           468,650
                                                          ---------------   ----------------  ----------------  ----------------

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)
                                   (Continued)

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                               1997              1996              1997              1996
                                                               ----              ----              ----              ----
Financing activities:
Repayment of non-recourse debt                                  (825,532)          (956,809)         (240,258)         (307,442)
Distributions to limited partners                             (1,018,348)        (1,603,898)         (272,772)         (472,804)
                                                          ---------------   ----------------  ----------------  ----------------
Net cash used in financing activities                         (1,843,880)        (2,560,707)         (513,030)         (780,246)
                                                          ---------------   ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash
   equivalents                                                   (20,078)          (134,700)           39,121            16,677
Cash and cash equivalents at beginning of
   period                                                        989,337            874,714           930,138           723,337
                                                          ---------------   ----------------  ----------------  ----------------
Cash and cash equivalents at end of
   period                                                       $969,259           $740,014          $969,259          $740,014
                                                          ===============   ================  ================  ================


Supplemental disclosures of cash flow information:

Cash paid for interest                                           $96,282           $190,085           $24,964           $55,118
                                                          ===============   ================  ================  ================

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to equipment
   held for lease                                             $1,131,256           $146,252           $85,102          $146,252
Less accumulated depreciation                                   (865,387)          (118,612)          (62,762)         (118,612)
                                                          ---------------   ----------------  ----------------  ----------------
                                                                $265,869            $27,640           $22,340           $27,640
                                                          ===============   ================  ================  ================

Assets held for lease reclassified as operating
   lease assets                                               $1,045,766                           $1,045,766
Less accumulated depreciation                                   (802,625)                            (802,625)
                                                          ---------------                     ----------------
                                                                $243,141                             $243,141
                                                          ===============                     ================

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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                              Expense or         Reclass-
                                         December 31,                        Amortization      ifications &       September 30,
                                              1996          Additions          of Leases        Dispositions         1997
                                              ----          ---------          ---------      - -------------        ----
Net investment in operating leases            $2,756,220                          ($291,868)        ($634,469)       $1,829,883
Net investment in direct
   financing leases                            1,774,588                           (639,725)           (6,396)        1,128,467
Net investment in leveraged
   leases                                         93,925                             14,161                 -           108,086
Assets held for sale                                   -                                  -            22,728            22,728
Reserve for losses                               (59,809)        ($4,162)                 -               898           (63,073)
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              $4,564,924         ($4,162)         ($917,432)        ($617,239)       $3,026,091
                                         ================ ===============   ================  ================  ================

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1996, dispositions during the three month periods ended March 31, June 30 and September 30, 1997 and as of September 30, 1997:

                                           December 31,    -------- Reclassifications & Dispositions --------     September 30,
        Equipment type                        1996         1st Quarter        2nd Quarter       3rd Quarter          1997
        --------------                        ----         -----------        -----------       -----------          ----
Aircraft                                      $3,164,533       ($810,000)                                            $2,354,533
Mining                                         1,316,547               -        ($1,045,766)       $1,275,560         1,546,341
Manufacturing                                    717,059               -                  -            (1,007)          716,052
Materials handling                               835,681               -           (105,498)         (455,493)          274,690
Other                                          1,035,350         (76,913)          (192,613)         (682,951)           82,873
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                               7,069,170        (886,913)        (1,343,877)          136,109         4,974,489
Less accumulated depreciation                 (4,312,950)        391,502            969,615          (192,773)       (3,144,606)
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              $2,756,220       ($495,411)         ($374,262)         ($56,664)       $1,829,883
                                         ================ ===============   ================  ================  ================


                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                         Direct
                                       Financing      Operating       Total
                                       ---------      ---------       -----
Three months ending December 31, 1997    $29,298       $154,891      $184,189
         Year ending December 31,1998    115,204        314,951       430,155
                                 1999      4,248        306,932       311,180
                                 2000          -        239,499       239,499
                                 2001          -         37,200        37,200
                                 2002          -         18,600        18,600
                                       ==========   ============  ============
                                        $148,750     $1,072,073    $1,220,823
                                       ==========   ============  ============


3. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 9.43% to 12.86%.

Future minimum principal payments of debt as of September 30, 1997 are as follows:

                                       Principal    Interest       Total
                                       ---------    --------       -----
Three months ending December 31, 1997   $211,620     $24,028    $235,648
        Year ending December 31, 1998    230,050      61,609     291,659
                                 1999    233,530      36,202     269,732
                                 2000    193,133       9,166     202,299
                                       ----------  ----------  ----------
                                        $868,333    $131,005    $999,338
                                       ==========  ==========  ==========


4. Commitments, management and report of fees:

The terms of the Agreement of Limited Partnership provide that the General Partners and/or Affiliates are entitled to receive certain fees.

The  General  Partners  and/or  Affiliates  earned   partnership  and  equipment
management fees of $63,963 in 1997 and $119,181 in 1996, as permitted in the Agreement of Limited Partnership .

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

As of September 30, 1997, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $868,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made.

The Partnership made distributions of cash from 1997 first quarter operations in April 1997, from second quarter operations in July 1997 and from third quarter operations in October 1997. The amounts of each of the distributions were $3.75 per Unit. These distributions represent an annualized distribution rate of 3.0%.

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

Cash flows, nine months, 1997 vs. 1996

Lease revenues, the Partnership's primary source of cash, decreased by $576,287 compared to 1996. Lease revenues have declined as leases have matured and the underlying assets have been sold.

Cash flows provided by investing activities increased by $58,311 primarily as a result of increased asset sales. The increase in sales proceeds was partially offset by a decrease in cash flows from direct financing leases.

There were no financing sources of cash in 1997 or 1996. Debt principal payments have decreased due to scheduled debt payments.

Cash flows, three months, 1997 vs. 1996

For the third quarter, lease rents were the primary source of cash for the Partnership. Lease rents decreased by $198,670 compared to 1996. As noted above, the decrease is the result of assets coming off lease and being subsequently sold.

Cash flows provided by investing activities decreased by $44,475 due largely to decreased asset sales.

There were no financing sources of cash in 1997 or 1996. Debt principal payments decreased due to the causes noted above for the nine month period. In both the nine and three month periods, distributions decreased as the per Unit distribution rate was decreased effective with the distribution in April 1997.


Results of Operations

The results of operations in future periods may vary significantly from those of the first nine months of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1996 vs. 1995

Operating lease revenues decreased by $448,352 for the nine month period and $159,846 for the three month period due to lease terminations and subsequent asset sales. Direct financing lease revenues decreased by $129,236 for the nine month period and decreased by $37,632 for the three month period compared to 1996. The decreases resulted from lease terminations and asset sales. In 1997, sales of assets resulted in gains of $150,984 (nine months) and $867 (three months). In 1996, sales of assets resulted in gains of $51,757 for the nine month period and losses of $11,893 for the three month period. Such gains and losses are not expected to be comparable from one period to another. Depreciation expense declined by $420,528 (nine months) and $110,441 (three months) as a result of asset sales since October 1, 1995. Interest expense continues to decline in both the three and nine month periods in relation to the declining balances of debt. There have been no new borrowings in the current year.

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

Item 5.        OTHER INFORMATION.

                Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Documents filed as a part of this report

             1  Financial Statements.

                Included in Part I of this report:

                Balance sheets, September 30, 1997.
                Income  statements  for the nine and three month
                   periods ended September 30, 1997 and 1996.
                Statement of changes in  partners'  capital  for
                   the nine months ended September 30, 1997.
                Statements  of cash flows for the nine and three
                   month periods ended September 30, 1997 and 1996.
                Notes to the financial statements

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

Date:
November 12, 1997
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





          By:  /s/   A. J. BATT
              ---------------------------------------------------
              A. J. Batt
              General Partner of registrant



          By:  /s/  DEAN L. CASH
              ---------------------------------------------------
              Dean L. Cash
              General Partner of registrant



          By:   /s/ F. RANDALL BIGONY
              ---------------------------------------------------
              F. RANDALL BIGONY
              Principal financial officer
              of registrant



          By:   /s/ DONALD E.  CARPENTER
              ---------------------------------------------------
              Donald E.  Carpenter,
              Principal accounting
              officer of registrant