Form 10KSB
period 1997-12-31
ATEL CASH DISTRIBUTION FUND II
filed 1998-03-31
CIK 823065

Form 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                For the Year Ended December 31, 1997

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

At December 31, 1997, cash balances consisted of amounts to be distributed from 1997 operations and sales proceeds ($272,772) and working capital reserves.

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

The Partnership would only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase. The Partnership's reinvestment period ended December 31, 1995. The Partnership may acquire additional assets without the use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis. There are currently no commitments to acquire such assets.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. At December 31, 1997, in excess of 75% of the equipment acquired had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

One lessee in the health care industry accounted for 26% of the Partnership's lease revenues during 1997. One lessee in the health care industry accounted for 15% of the Partnership's lease revenues during 1996.

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

Equipment Dispositions:

Through December 31, 1997, the Partnership has disposed of certain lease assets as set forth below:

                                                                   Excess of
                                  Acquisition        Sales         Rents Over
Asset Type                           Cost            Price         Expenses *

Transportation                      $8,427,016       $3,599,098      $7,925,818
Mining                               7,825,584        2,630,912       8,081,140
Material handling                    5,835,647        1,664,934       6,442,820
Aircraft                             4,450,572        3,444,589         463,076
Furniture, fixtures and equipment    3,056,807          744,777       3,384,157
Food processing                      2,991,923          917,573       3,410,327
Medical                              2,830,512          514,255       3,286,651
Manufacturing                        1,889,006          215,361       2,322,858
Printing                             1,463,647          119,000       1,787,698
Communications                       1,248,736          701,545         803,151
Data processing                        957,821           81,192       1,026,747
                                 -------------- ---------------- ---------------
                                   $40,977,271      $14,633,236     $38,934,443
                                 ============== ================ ===============

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased.

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
                                     ================         ===============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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

The Partnership has undertaken legal action to recover amounts due under the exercise of a purchase option from The Budd Company, one of the Partnership's lessees, in the amount of $103,000.

The  Partnership has taken legal action to void the purported sale of certain of
the   Partnership's   equipment  by  a  non-recourse   lender  to   CMS/Sherwood
Rehabilitation Hospital, one of the Partnership's lessees.


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

Holders

As of December 31, 1997, a total of 2,948 investors were record holders of Units in the Partnership.

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

The rates for distributions to Limited Partners in April, July and October 1997 and in January 1998 were $3.75 per Unit (a total of $15.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1997.

The rates for distributions to Limited Partners in April, July and October 1996 and in January 1997 were $6.50 per Unit (a total of $26.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1996.

The following table presents summarized information regarding distributions to Limited Partners:

                                                     1997            1996             1995            1994           1993
                                                     ----            ----             ----            ----           ----
Distributions of net income                             $7.26            $8.98          $18.49          $21.00         $15.54
Return of investment                                    11.19            20.07           49.07           66.05          66.26
                                                -------------- ---------------- --------------- --------------- --------------
Distributions per unit                                  18.45            29.69           67.56           87.05          81.80
Differences due to timing of
   distributions and due to distribution
   reinvestments                                        (3.45)           (3.69)         (14.76)          (2.05)         (1.80)
                                                 -------------- ---------------- --------------- --------------- --------------
Nominal distribution rates from above                  $15.00           $26.00          $52.80          $85.00         $80.00
                                                 ============== ================ =============== =============== ==============


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.


                                                 1997            1996             1995            1994           1993
                                                 ----            ----             ----            ----           ----
Gross Revenues                                  $1,313,735       $2,163,088      $3,645,794      $5,624,499     $7,083,181

Net Income                                        $513,216         $634,555      $1,307,185      $1,484,900     $1,099,015

Weighted average Limited Partnership
   Units (Units) outstanding                        69,979           69,979          69,979          69,990         70,001

Net income per Unit, based on
   weighted average Units outstanding                $7.26            $8.98          $18.49          $21.00         $15.54

Distributions per Unit, based on
   weighted average Units outstanding               $18.45           $29.69          $67.56          $87.05         $81.80

Total Assets                                    $3,668,297       $5,584,504      $8,404,252     $13,123,098    $20,421,000

Non-recourse Debt                                 $656,712       $1,693,865      $2,965,946      $4,255,444     $6,807,471

Total Partners' Capital                         $2,910,078       $3,687,982      $5,130,875      $8,551,736    $13,161,644

In 1995, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

During the year, the Partnership's primary sources of liquidity were cash balances and cash flows from leasing operations and sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.


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

As of December 31, 1997, cash balances were reserved for distributions in January 1998 ($272,772) and working capital reserves.

As of December 31, 1997, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $657,000. There were no additional borrowings from December 31, 1997 through February 28, 1998. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Limited Partnership Agreement limits such borrowings to 40% of the total cost of equipment, in aggregate.

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

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1988. Distributions of cash from 1997 operations and sales proceeds were made in April, July and October 1997 and in January 1998. See Items 5 and 6 of this report for additional information regarding the distributions.

The General Partner plans that the Partnership will sell its remaining assets during 1998 and that it will cease operations by December 31, 1998. These plans will only be carried out to the extent that economic conditions are favorable to the Partnership and only if the General Partners deem it to be in the best interest of the Limited Partners to do so.

Cash Flows:

Cash flows from operations decreased to $635,243 in 1997 from $1,288,526 in 1996. Of this decrease, $759,678 is due to decreases in lease revenues. In 1997, the Partnership received $116,481 as partial settlement of its claim in the bankruptcy of Rocky Mountain Helicopters, Inc. (RMH). In 1996, $77,654 was received. This partially offset the decline in lease revenues.

In 1997, investing sources of cash consisted of the proceeds from sales of lease assets and from rents on direct financing leases. Proceeds from sales of lease assets declined by $519,188 compared to 1996. This was primarily due to decreased sales of operating lease assets. In 1996, operating lease assets with an original cost of about $3,124,000 were sold compared to about $2,107,000 in 1997.

There were no sources of cash from financing sources in either 1997 or 1996.


Results of Operations

Operations resulted in net income of $634,555 in 1996 and $513,216 in 1997. The results of operations in future periods may vary significantly from those of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to continue to decline as leased assets come off lease and are sold or re-leased at lower lease rents. The ultimate effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets and/or from re-leases to either the same or new lessees once the initial lease terms expire.


A number of the Partnership's leases are scheduled to terminate in 1998. If they are terminated as scheduled, gross lease rents from operating and direct financing leases are expected to decrease by $986,000 (from $1,833,000 in 1997 to $847,000 in 1998). Depreciation expense related to operating leases is also expected to decrease. The ultimate effect on net income will also depend on the amounts, if any, of re-lease rentals and/or the amounts of proceeds received upon sales of the assets.

As of December 31, 1997, 64% (28% in 1996) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the General Partners' credit committee review. The leases provide for the return of the equipment upon default. The concentration of the Partnership's assets in this industry is not known to have had any effect on the Partnership's results of operations nor is there any known trend regarding this industry that would effect its operations in future periods.

The Partnership continues to have an unsecured claim against RMH, a former lessee of the Partnership. RMH filed for reorganization under Chapter 11 of the
U. S. Bankruptcy Code in 1993. In addition to the amounts previously received from the RMH bankruptcy, the Partnership received $77,654 in March 1996, $62,123 in April 1997 and $54,358 in December 1997 and may receive an additional minimal amount of its unsecured claim of $776,654.

Operating leases have continued to mature in 1997. As the leases reached their scheduled terminations, most of the assets were sold. As a result, operating lease revenues have declined from $1,478,191 in 1996 to $862,129 in 1997. Direct financing leases have also continued to mature in 1997 and their related revenues have also declined by $148,609 ($154,229 in 1997 compared to $302,838 in 1996).

Gains and losses on sales of assets are not expected to be consistent from one year to another. Such gains declined from $168,927 in 1996 to $124,594 in 1997, a decrease of $44,333.

Depreciation expense is related to operating lease assets and as such leases have matured (and the majority of the assets sold), depreciation expense has declined. Interest expense has declined as a result of scheduled debt payments. Management fees are related to lease rents and to the amounts of distributions to the limited partners. Both lease rents and distributions decreased from 1996 to 1997 and this resulted in the decline in management fees.


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 22.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund II


We have audited the accompanying balance sheet of ATEL Cash Distribution Fund II (a California limited partnership) as of December 31, 1997, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund II (a California limited partnership) at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                           ERNST & YOUNG LLP
San Francisco, California
January 27, 1998

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS



Cash and cash equivalents                                                  $892,157

Accounts receivable, net of allowance for doubtful accounts of $32,623       35,711

Investments in equipment and leases                                       2,740,429
                                                                      --------------
Total assets                                                             $3,668,297
                                                                      ==============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                          $656,712

Accrued interest                                                              6,617

Accounts payable and accrued liabilities:
     General Partners                                                        10,892
     Trade and other                                                         74,286

Unearned operating lease income                                               9,712
                                                                      --------------
Total liabilities                                                           758,219

Partners' capital:
     General Partners                                                        85,017
     Limited Partners                                                     2,825,061
                                                                      --------------
Total partners' capital                                                   2,910,078
                                                                      --------------
Total liabilities and partners' capital                                  $3,668,297
                                                                      ==============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1997           1996
                                                                 ----           ----
Revenues:
Leasing activities:
     Operating                                                    $862,129     $1,478,191
     Direct financing                                              154,229        302,838
     Leveraged                                                      24,283         19,290
     Gain on sale of lease assets                                  124,594        168,927

Proceeds from bankruptcy settlements                               116,481         77,654
Interest income                                                     28,232         15,264
Other                                                                3,787        100,924
                                                            --------------- --------------
                                                                 1,313,735      2,163,088
                                                            --------------- --------------

Expenses:
Depreciation and amortization                                      364,425        885,426
Administrative cost reimbursements to General Partner              127,992        132,994
Interest expense                                                   115,320        237,226
Equipment and partnership management fees to General Partner        84,156        157,355
Other                                                               54,154         72,138
Professional fees                                                   24,303         21,173
Provision for doubtful accounts                                     17,072              -
Provision for losses and impairments                                13,097         22,221
                                                            --------------- --------------
                                                                   800,519      1,528,533
                                                            --------------- --------------
Net Income                                                        $513,216       $634,555
                                                            =============== ==============

Net income:
     General Partners                                               $5,132         $6,346
     Limited Partners                                              508,084        628,209
                                                            --------------- --------------
                                                                  $513,216       $634,555
                                                            =============== ==============

Net income per Limited Partnership unit                              $7.26          $8.98

Weighted average number of units outstanding                        69,979         69,979

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                Limited Partners    General
                                     Units           Amount         Partners         Total

Balance, January 1, 1996                 69,979      $5,057,336         $73,539     $5,130,875

Distributions ($29.69 per unit)                      (2,077,448)              -     (2,077,448)
Net income                                              628,209           6,346        634,555
                                ---------------- --------------- --------------- --------------
Balance, December 31, 1996               69,979       3,608,097          79,885      3,687,982

Distributions ($18.45 per unit)                      (1,291,120)              -     (1,291,120)
Net income                                              508,084           5,132        513,216
                                ---------------- --------------- --------------- --------------
Balance, December 31, 1996               69,979      $2,825,061         $85,017     $2,910,078
                                ================ =============== =============== ==============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                        1997           1996
                                                                        ----           ----
Operating activities:
Net income                                                               $513,216       $634,555
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                               364,425        885,426
      Gain on sale of lease assets                                       (124,594)      (168,927)
      Leveraged lease income                                              (24,283)       (19,290)
      Provision for doubtful accounts                                      17,072              -
      Provision for losses and impairments                                 13,097         22,221
      Changes in operating assets and liabilities:
         Accounts receivable                                              (22,540)        39,315
         Accounts payable, general partner                                (10,390)       (39,910)
         Accounts payable, other                                            7,502        (12,614)
         Accrued interest                                                 (22,475)       (23,955)
         Customer deposits                                                (69,000)        (8,409)
         Unearned operating lease income                                   (6,787)       (19,886)
                                                                   --------------- --------------
Net cash provided by operating activities                                 635,243      1,288,526
                                                                   --------------- --------------

Investing activities:
Reductions of net investment in direct financing leases                   816,922        877,510
Proceeds from sales of lease assets                                       778,928      1,298,116
                                                                   --------------- --------------
Net cash provided by investing activities                               1,595,850      2,175,626
                                                                   --------------- --------------

Financing activities:
Distributions to limited partners                                      (1,291,120)    (2,077,448)
Repayments of non-recourse debt                                        (1,037,153)    (1,272,081)
                                                                   --------------- --------------
Net cash used in financing activities                                  (2,328,273)    (3,349,529)
                                                                   --------------- --------------
Net (decrease) increase in cash and cash equivalents                      (97,180)       114,623
Cash and cash equivalents at beginning of year                            989,337        874,714
                                                                   --------------- --------------

Cash and cash equivalents at end of year                                 $892,157       $989,337
                                                                   =============== ==============

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                   $137,795       $261,181
                                                                   =============== ==============

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to operating lease asset                      $12,000
                                                                                   ==============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from six months to twelve years.

Pursuant to the Limited Partnership Agreement, the General Partners receive compensation and reimbursement for services rendered on behalf of the Partnership (Note 5). The General Partners are required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The General Partner plans that the Partnership will sell its remaining assets during 1998 and that it will cease operations by December 31, 1998. These plans will only be carried out to the extent that economic conditions are favorable to the Partnership and only if the General Partners deem it to be in the best interest of the Limited Partners to do so.


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

                                DECEMBER 31, 1997


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

   Financial statement basis of net assets                      $2,910,078
   Tax basis of net assets                                       4,819,533
                                                             --------------
   Difference                                                   $1,909,455
                                                             ==============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income reported in these financial statements to the net income reported on the Partnership's federal tax return (unaudited):

                                                      1997           1996
                                                      ----           ----
     Net income per financial statements               $513,216       $634,555
     Adjustment to depreciation expense                  (5,161)         7,997
     Adjustments to revenues                            832,269      1,415,151
     Adjustments to other expenses                      (13,421)             -
     Provision for doubtful accounts                     17,072              -
     Provision for losses and impairments                13,097         22,221
                                                 --------------- --------------
     Net income per federal tax return               $1,357,072     $2,079,924
                                                 =============== ==============

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

Reclassification:

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                              Depreciation
                                                                               Expense or       Reclass-
                                                                              Amortization    ifications &
                                                 1996          Additions       of Leases      Dispositions       1997
                                                 ----          ---------       ---------      ------------       ----
Net investment in operating leases              $2,756,220                        ($364,425)      ($642,220)    $1,749,575
Net investment in direct financing leases        1,774,588                         (816,922)        (13,402)       944,264
Net investment in leveraged leases                  93,925                           24,283               -        118,208
Equipment held for lease                                 -                                -             388            388
Reserves for losses                                (59,809)        ($13,097)              -             900        (72,006)
                                             -------------- ---------------- --------------- --------------- --------------
                                                $4,564,924         ($13,097)    ($1,157,064)      ($654,334)    $2,740,429
                                             ============== ================ =============== =============== ==============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3. Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1996, additions and dispositions during 1997 and as of December 31, 1997:

                                  Balance                         Reclass-        Balance
                               December 31,                     ifications &   December 31,
                                   1996          Additions      Dispositions       1997
                                   ----          ---------      ------------       ----
Aircraft                           $3,164,533                       ($810,000)    $2,354,533
Mining                              1,546,341                               -      1,546,341
Communications                        504,703                         (58,826)       445,877
Materials handling                    728,247                        (296,108)       432,139
Other                                 349,590                        (165,991)       183,599
Manufacturing                         775,756                        (775,756)             -
                              ---------------- --------------- --------------- --------------
                                    7,069,170                      (2,106,681)     4,962,489
Less accumulated depreciation      (4,312,950)      ($364,425)      1,464,461     (3,212,914)
                              ---------------- --------------- --------------- --------------
                                   $2,756,220       ($364,425)      ($642,220)    $1,749,575
                              ================ =============== =============== ==============

Direct financing leases:

Equipment under direct financing leases includes wine barrels, a wine bottling line, various medical furniture, fixtures and equipment and color separation equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997 and 1996:


                                                                 1997            1996
                                                                 ----            ----
Total minimum lease payments receivable                         $1,249,072      $1,086,935
Estimated residual values of leased equipment (unguaranteed)       618,172         857,859
                                                            --------------- ---------------
Investment in direct financing leases                            1,867,244       1,944,794
Less unearned income                                              (922,980)       (170,206)
                                                            --------------- ---------------
Net investment in direct financing leases                         $944,264      $1,774,588
                                                            =============== ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3. Investments in equipment and leases (continued):

At December 31, 1997, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

      Year ending                     Direct
    December 31,     Operating       Financing         Total
             1998       $497,931         $348,824        $846,755
             1999        411,332          228,248         639,580
             2000        239,499          224,000         463,499
             2001         37,200          224,000         261,200
             2002         18,600          224,000         242,600
                   -------------- ---------------- ---------------
                      $1,204,562       $1,249,072      $2,453,634
                   ============== ================ ===============

Leveraged leases:

The Partnership participates in leveraged lease transactions in which the costs of assets leased to others is financed primarily by loans from financial institutions, but the ownership of the assets is retained by the Partnership. The lessees' rental obligations are assigned to the financial institutions and the leased property is pledged as collateral for the loans and are without recourse to the general credit of the Partnership. Leases have been structured so that lease rental payments and debt service amounts are equal. Equipment under leveraged leases consists of coal processing equipment. The net investment in leveraged leases at December 31, 1997 and 1996 is as follows:

                                                                  1997            1996
                                                                  ----            ----
Aggregate rentals receivable                                        $50,898        $254,490
Aggregate principal and interest payable on non-recourse loans      (50,898)       (254,490)
Estimated residual value of leased assets                           148,750         148,750
Less unearned income                                                (30,542)        (54,825)
                                                              -------------- ---------------
Net investment in leveraged leases                                 $118,208         $93,925
                                                              ============== ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


4. Non-recourse debt:


At December 31, 1997, non-recourse debt, other than that related to leveraged leases which is accounted for debt as a part of the net investment in leveraged leases, consists of notes payable to financial institutions of $656,712. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 11.25% to 12.58%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $1,295,842. The notes mature from 1998 through 2000.

Future minimum principal and interest payments of non-recourse debt as of December 31, 1997 are as follows:

             Year ending
           December 31,     Principal       Interest          Total
                    1998       $230,049          $61,609        $291,658
                    1999        233,530           36,202         269,732
                    2000        193,133            9,166         202,299
                          -------------- ---------------- ---------------
                               $656,712         $106,977        $763,689
                          ============== ================ ===============


5. Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1997 and 1996 were $84,156 and $157,355, respectively.

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

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


5. Related party transactions (continued):

In 1997 and 1996, the Partnership reimbursed ATEL Financial Corporation $127,992 and $132,994, respectively, for costs incurred in the administration of Partnership business.

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


 6. Partners' capital:

The Partnership is authorized to issue up to 70,000 Units (in addition to the Unit issued to the Initial Limited Partner). As of December 31, 1997, 69,979 Units were issued and outstanding. Limited Partners could elect to accumulate their share of distributions for reinvestment during the Partnership's reinvestment period. Effective April 1, 1993, the General Partners terminated this capital accumulation period. Reinvested distributions do not result in the issuance of additional Units. Each Limited Partner's capital interest in the Partnership is based upon his original invested capital plus any reinvested distributions.

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

                                DECEMBER 31, 1997


7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1997, 64% (28% in 1996) of total equipment cost was leased to lessees in the health care industry. Leases are subject to the general partners' credit committee review. The leases provide for the return of the equipment upon default.

During 1997, rentals from one customer in the health care industry comprised 26% of the Partnership's revenues from leases.

During 1996, rentals from one customer in the health care industry comprised 15% of the Partnership's revenues from leases.


8. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $672,175.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the general partners and their affiliates. The amount of such remuneration paid for the years ended December 31, 1997 and 1996 is set forth in
Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 1996 and 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:

           (1)                  (2)                             (3)                        (4)
                           Name and Address of            Amount and Nature of           Percent
Title of Class             Beneficial Owner              Beneficial Ownershipof           Class

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

The Partnership also owned a 30% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased from an unrelated third party on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund IV which owned the remaining 70%. The aircraft was sold on January 2, 1997 to the lessee.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

                   (a)  Financial Statements and Schedules

                          1. Financial Statements

                             Included in Part II of this report:

                             Report of Independent Auditors

                             Balance Sheet at December 31, 1997

                             Statements of Income for the years ended December
                              31, 1997 and 1996

                             Statements of Changes in Partners' Capital for the
                              years ended December 31, 1997 and 1996

                             Statements of Cash Flows for the years ended
                              December 31, 1997 and 1996

                             Notes to Financial Statements

                          2. Financial Statement Schedules

                             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   (b)  Reports on Form 8-K for the fourth quarter of 1997

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



                        Date:             3/27/1998

                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)


       By:  ATEL Financial Corporation,
            General Partner of Registrant



                       By:  /s/  A. J. Batt
                            -----------------------------------------------
                            A. J. Batt,
                            President and Chief Executive Officer



       By:  /s/  A. J. Batt
            -----------------------------------------------
            A. J. Batt,
            General Partner of Registrant,
            President and Chief Executive Officer of
            ATEL Financial Corporation (General
            Partner)



       By:   /s/ Dean Cash
            -----------------------------------------------
            Dean Cash,
            General Partner of Registrant,
            Executive Vice President of ATEL
            Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE           CAPACITIES                                  DATE



/s/  A. J. Batt              General Partner of registrant;           3/27/1998
---------------------------- president, chairman and chief
      A. J. Batt             executive officer of ATEL
                             Financial Corporation




 /s/ Dean Cash               General Partner of registrant;           3/27/1998
---------------------------- executive vice president and
      Dean Cash              director of ATEL Financial
                             Corporation




/s/ F. Randall Bigony        Principal financial officer              3/27/1998
---------------------------- of registrant; principal
  F. Randall Bigony          financial officer of ATEL
                             Financial Corporation




/s/ Donald E. Carpenter      Principal accounting officer             3/27/1998
---------------------------- of registrant; principal
 Donald E. Carpenter         accounting officer of ATEL
                             Financial Corporation