Form 10QSB
period 1998-03-31
ATEL CASH DISTRIBUTION FUND II
filed 1998-05-15
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended March 31, 1998

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

                                  BALANCE SHEET

                                 MARCH 31, 1998
                                   (Unaudited)


                                     ASSETS



Cash and cash equivalents                                      $1,169,593

Accounts receivable, net of allowance for doubtful
   accounts of $32,623                                             30,750

Investment in equipment and leases                              2,473,786
                                                          ----------------
Total assets                                                   $3,674,129
                                                          ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                $585,428

Accrued interest                                                    5,488

Accounts payable:
     General Partners                                              65,489
     Other                                                         30,479

Unearned income                                                    18,006
                                                          ----------------
Total liabilities                                                 704,890

Partners' capital:
     General Partners                                              88,336
     Limited partners                                           2,880,903
                                                          ----------------
Total partners' capital                                         2,969,239
                                                          ----------------
Total liabilities and partners' capital                        $3,674,129
                                                          ================



                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 and 1997
                                   (Unaudited)


Revenues:                                         1998               1997
                                                  ----               ----
Lease income:
     Operating                                        $141,883         $274,437
     Direct financing                                   63,792           46,622
     Leveraged                                          30,550            6,069
     Gain on sale of lease assets                      255,685           82,072
Interest income                                          6,081            6,227
Other                                                    1,387              819
                                           -------------------- ----------------
                                                       499,378          416,246
                                           -------------------- ----------------
Expenses:
Depreciation and amortization                           69,229          113,174
Interest expense                                        16,946           39,376
Equipment and partnership management
   fees to General Partners                             26,858           25,968
Administrative cost reimbursements to
   General Partners                                     36,396           37,249
Other                                                   13,021            8,886
Provision for losses                                     4,995            4,162
                                           -------------------- ----------------
                                                       167,445          228,815
                                           -------------------- ----------------
Net Income                                            $331,933         $187,431
                                           ==================== ================

Net income:
     General Partners                                   $3,319           $1,874
     Limited Partners                                  328,614          185,557
                                           -------------------- ----------------
                                                      $331,933         $187,431
                                           ==================== ================

Net income per Limited Partnership unit                  $4.70            $2.65

Weighted average number of units outstanding            69,979           69,979


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                           Limited Partners        General
                              Units             Amount            Partners             Total
Balance December 31, 1997          69,979        $2,825,061              $85,017       $2,910,078
Net income                                          328,614                3,319          331,933
Distributions                                      (272,772)                   -         (272,772)
                         -----------------  ---------------- -------------------- ----------------
Balance March 31, 1998             69,979        $2,880,903              $88,336       $2,969,239
                         =================  ================ ==================== ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 and 1997
                                   (Unaudited)


                                                                              1998               1997
                                                                              ----               ----
Operating activities:
Net income                                                                        $331,933         $187,431
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                  69,229          113,174
     Leveraged lease income                                                        (30,550)          (6,069)
     Gain on sale of lease assets                                                 (255,685)         (82,072)
     Provision for losses                                                            4,995            4,162
     Changes in operating assets and liabilities:
        Accounts receivable                                                          4,961          (16,340)
        Accounts payable, general partner                                           54,597           (3,370)
        Accounts payable, other                                                    (43,807)           7,739
        Accrued interest                                                            (1,129)          (5,910)
        Customer deposits                                                                -          (60,000)
        Unearned income                                                              8,294            6,205
                                                                       -------------------- ----------------
Net cash provided by operations                                                    142,838          144,950
                                                                       -------------------- ----------------

Investing activities:
Reductions of net investment in direct financing leases                             47,413          209,530
Proceeds from sales of lease assets                                                431,241          463,411
                                                                       -------------------- -----------------
Net cash provided by  investing activities                                         478,654          672,941
                                                                       -------------------- -----------------

Financing activities:
Repayment of non-recourse debt                                                     (71,284)        (288,920)
Distributions to limited partners                                                 (272,772)        (472,805)
                                                                       -------------------- ----------------
Net cash used in financing activities                                             (344,056)        (761,725)
                                                                       -------------------- ----------------

Net increase (decrease) in cash and cash equivalents                               277,436           56,166
Cash and cash equivalents at beginning of period                                   892,157          989,337
                                                                       -------------------- ----------------
Cash and cash equivalents at end of period                                      $1,169,593       $1,045,503
                                                                       ==================== ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest:                                          $18,075          $45,286
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

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


1. Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10KSB.


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


3. Investment in equipment and leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                               Expense or          Reclass-
                                         December 31,                         Amortization       ifications &         March 31,
                                              1997           Additions          of Leases        Dispositions           1998
                                              ----           ---------          ---------     -  -------------          ----
Net investment in operating
   leases                                     $1,749,575                            ($69,229)            ($29,415)      $1,650,931
Net investment in direct
   financing leases                              944,264                             (47,413)            (203,643)         693,208
Net investment in leveraged
   leases                                        118,208                              30,550             (148,758)               -
Equipment held for sale or lease                     388                                   -              206,260          206,648
Reserve for losses                               (72,006)          ($4,995)                -                    -          (77,001)
                                         ---------------- -----------------  ---------------- -------------------- ----------------
                                              $2,740,429           ($4,995)         ($86,092)           ($175,556)      $2,473,786
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

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3. Investment in equipment and leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1997, additions and dispositions during the three months ended March 31, 1998 and as of March 31, 1998:

                                 Balance                              Reclass-            Balance
                               December 31,                         ifications &         March 31,
        Equipment type             1997            Additions        Dispositions           1998
        --------------             ----            ---------        ------------           ----
Aircraft                           $2,354,533                                              $2,354,533
Mining                              1,546,341                              ($186,232)       1,360,109
Communications                        445,877                                      -          445,877
Materials handling                    432,139                                (54,592)         377,547
Other                                 183,599                                      -          183,599
                             -----------------  ---------------- -------------------- ----------------
                                    4,962,489                               (240,824)       4,721,665
Less accumulated depreciation      (3,212,914)         ($69,229)             211,409       (3,070,734)
                             -----------------  ---------------- -------------------- ----------------
                                   $1,749,575          ($69,229)            ($29,415)      $1,650,931
                             =================  ================ ==================== ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1992, 1993 and 1994.

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

      Year ending       Direct
     December 31,      Financing          Operating            Total
     ------------      ---------          ---------            -----
             1998          $237,618          $363,547             $601,165
             1999           228,248           415,968              644,216
             2000           224,000           239,499              463,499
             2001           224,000            37,200              261,200
             2002           224,000            18,600              242,600
                   -----------------  ---------------- --------------------
                         $1,137,866        $1,074,814           $2,212,680
                   =================  ================ ====================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


4. Non-recourse debt:

The note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest rate on the note is 11.25%.

Future minimum principal payments of non-recourse debt are as follows:

   Year ending
   December 31,    Principal          Interest             Total
   ------------    ---------          --------             -----
          1998          $158,764           $43,534             $202,298
          1999           233,531            36,202              269,733
          2000           193,133             9,166              202,299
                -----------------  ---------------- --------------------
                        $585,428           $88,902             $674,330
                =================  ================ ====================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

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

The General Partner and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                               1998               1997
                                               ----               ----
Incentive  management  fees  (computed
as  5% of  distributions  of  cash  from
operations, as defined in the  Limited
Partnership  Agreement) and  equipment
management  fees  (computed as 5% of
gross revenues from  operating  leases,
as defined in the Limited Partnership
Agreement plus 2% of gross revenues from
full payout leases, as defined in the
Limited Partnership Agreement).                     $26,858          $25,968

Administrative costs reimbursed to
General Partner                                      36,396           37,249
                                        -------------------- ----------------
                                                    $63,254          $63,217
                                        ==================== ================

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

As of March 31, 1998, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $585,000. The borrowings are generally non-recourse to the Partnership, that is, the only recourse of the lender for a default by the lessee on the underlying lease will be to the equipment or corresponding lease acquired with the loan proceeds. The General Partners expect that aggregate borrowings in the future will not exceed 40% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments at March 31, 1998.

The Partnership made a distribution of cash from operations in April 1998. The amount of the distribution was $7.50 per Unit (which is equal to an annualized rate of 6%).

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

Cash Flows

For the first three months of 1998, lease rents and proceeds from the sales of lease assets were the Partnership's primary sources of cash flows. Operating cash flows from lease revenues decreased from $327,128 in 1997 to $236,225, in 1998 a decrease of $90,903. The decrease is mainly due to the effects of terminated leases. The cost of assets on operating leases has decreased from $6,072,599 in 1997 to $4,721,665 in 1998.

Cash flows from investing activities decreased by $194,287 compared to 1997. The decrease was the result of decreased rents received on direct financing leases. Over the last year, a significant portion of the Partnership's direct finance lease assets have been sold as the related leases matured.

There were no financing sources of cash in either 1997 or 1998. The net cash used in financing activities decreased by $417,669. Distributions to limited partners were reduced as a result of decreased cash flows in the fourth quarter of 1997 compared to the fourth quarter of 1996. Payments on non-recourse debt have decreased as scheduled debt payments have paid off certain of the notes payable. As a consequence, the remaining required debt service has been reduced.


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

Compared to 1997, operating lease revenues decreased by $132,554. The revenues decreased (and are expected to decrease in future periods) as a result of scheduled lease terminations and asset sales. Gains on sales of assets in 1998 consisted almost entirely of the sale of printing equipment on a leveraged lease to Treasure Chest Advertising.

Depreciation expense relates to operating lease assets and has declined in relation to the total amounts of such assets owned by the Partnership. The original cost of such assets owned by the Partnership decreased from $6,072,599 to $4,721,665 from March 31, 1997 to March 31, 1998.

Interest expense decreased by $22,430 compared to 1997. This is a direct result of decreased debt balances compared to 1997. These reductions of debt balances resulted from scheduled debt payments.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports on Form 8-K.

   (a) Documents filed as a part of this report

     1. Financial Statements

        Included in Part I of this report:

        Balance Sheet, March 31, 1998

        Income statements for the three month periods ended March 31, 1998 and
          1997

        Statement of changes in partners' capital for the three months ended
          March 31, 1998

        Statements of cash flows for the three month periods ended March 31, 1998 and 1997

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

Date:
May 12, 1998
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





                                     By: /s/ A. J. Batt
                                         ---------------------------------------
                                         A. J. Batt
                                         General Partner of registrant



                                     By: /s/ Dean L. Cash
                                         ---------------------------------------
                                         Dean L. Cash
                                         General Partner of registrant




                                     By: /s/ F. Randall Bigony
                                         ---------------------------------------
                                         F. Randall Bigony
                                         Principal financial officer
                                         of registrant




                                     By: /s/ Donald E. Carpenter
                                         ---------------------------------------
                                         Donald E. Carpenter
                                         Principal accounting
                                         officer of registrant