Form 10QSB
period 1998-06-30
ATEL CASH DISTRIBUTION FUND II
filed 1998-08-13
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1998

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

                                  BALANCE SHEET

                                  JUNE 30, 1998
                                   (Unaudited)


                                     ASSETS




Cash and cash equivalents                                                     $766,718

Accounts receivables, net of allowance for doubtful accounts of $32,623         34,442

Investment in equipment and leases                                           2,370,652
                                                                       ----------------
                                                                            $3,171,812
                                                                       ================


                          LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                             $533,981

Accrued interest                                                                 5,006

Accounts payable:
     General partners                                                            1,974
     Other                                                                      63,971

Unearned operating lease income                                                 84,031
                                                                       ----------------
Total liabilities                                                              688,963

Partners' capital:
     General partners                                                           88,928
     Limited partners                                                        2,393,921
                                                                       ----------------
Total partners' capital                                                      2,482,849
                                                                       ----------------
                                                                            $3,171,812
                                                                       ================


                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
Revenues:                                               1998              1997             1998             1997
                                                        ----              ----             ----             ----

Lease income:
     Operating                                            $283,221          $517,582         $141,338         $243,145
     Direct financing                                      124,000            87,003           60,208           40,381
     Leveraged leases                                       30,550            12,138                -            6,069
     Gain on sales of assets                               256,886           150,117            1,201           68,045
Other income                                                 1,732            63,752              345           62,933
Interest income                                             12,576            12,965            6,495            6,738
                                                   ---------------- ----------------- ---------------- ----------------
                                                           708,965           843,557          209,587          427,311
                                                   ---------------- ----------------- ---------------- ----------------
Expenses:
Depreciation and amortization                              140,293           217,793           71,064          104,619
Administrative cost reimbursements                          56,196            64,868           19,800           27,619
Equipment and partnership management
   fees                                                     37,754            49,915           10,896           23,947
Interest expense                                            32,450            71,318           15,504           31,942
Taxes                                                       18,806            20,641           18,806           20,641
Other                                                       18,340            26,071            5,319           18,676
Professional fees                                            9,045             8,450            9,045            6,959
Provision for losses                                         4,995             4,162                -                -
                                                   ---------------- ----------------- ---------------- ----------------
                                                           317,879           463,218          150,434          234,403
                                                   ---------------- ----------------- ---------------- ----------------
Net Income                                                $391,086          $380,339          $59,153         $192,908
                                                   ================ ================= ================ ================
Net income:
     General partners                                       $3,911            $2,886             $592           $1,483
     Limited partners                                      387,175           285,714           58,561          146,816
                                                   ---------------- ----------------- ---------------- ----------------
                                                          $391,086          $288,600          $59,153         $148,299
                                                   ================ ================= ================ ================

Net income per limited partnership unit                      $5.53             $4.08            $0.84            $2.10

Weighted average number of units
   outstanding                                              69,979            69,979           69,979           69,979

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1998

                                                              Limited Partners           General
                                                        Units            Amount          Partners           Total

Balance December 31, 1997                                   69,979        $2,825,061          $85,017       $2,910,078
Net income                                                                   387,175            3,911          391,086
Distributions                                                               (818,315)               -         (818,315)
                                                   ---------------- ----------------- ---------------- ----------------
Balance June 30, 1998                                       69,979        $2,393,921          $88,928       $2,482,849
                                                   ================ ================= ================ ================

                        See notes to financial statements

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997

                                   (Unaudited)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1998              1997             1998             1997
Operating activities:



Net income                                                $391,086          $380,339          $59,153         $192,908
   Adjustment to reconcile net income to
     net cash provided by operations:
        Depreciation and amortization                      140,293           217,793           71,064          104,619
        Revenues from leveraged leases                     (30,550)          (12,138)               -           (6,069)
        Gain on sales of assets                           (256,886)         (150,117)          (1,201)         (68,045)
        Provision for losses                                 4,995             4,162                -                -
Changes in operating assets and liabilities:
   Decrease (increase) in accounts
   Accounts receivable                                       1,269           (63,077)          (3,692)         (46,737)
   Accounts payable, general partner                        (8,918)          (19,741)         (63,515)         (16,371)
   Accounts payable, other                                 (10,315)            5,297           33,492           (2,442)
   Accrued interest                                         (1,611)          (11,822)            (482)          (5,912)
   Customer deposits                                             -           (60,000)               -                -
   Unearned operating lease income                          74,319            (5,818)          66,025          (12,023)
                                                   ---------------- ----------------- ---------------- ----------------
Net cash from operations                                   303,682           284,878          160,844          139,928
                                                   ---------------- ----------------- ---------------- ----------------

Investing activities:
Proceeds from sales of assets                              435,440           563,964            4,199          100,553
Reductions of net investment in direct
   financing leases                                         76,485           422,809           29,072          213,279
                                                   ---------------- ----------------- ---------------- ----------------
Net cash provided by investing
   activities                                              511,925           986,773           33,271          313,832
                                                   ---------------- ----------------- ---------------- ----------------

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997

                                   (Unaudited)
                                   (Continued)


                                                              Six Months                        Three Months
                                                            Ended June 30,                     Ended June 30,
                                                        1998              1997             1998             1997
Financing activities:
Repayment of non-recourse debt                            (122,731)         (585,274)         (51,447)        (296,354)
Distributions to limited partners                         (818,315)         (745,576)        (545,543)        (272,771)
                                                   ---------------- ----------------- ---------------- ----------------
Net cash used in financing activities                     (941,046)       (1,330,850)        (596,990)        (569,125)
                                                   ---------------- ----------------- ---------------- ----------------

Net (decrease) increase in cash and
   cash equivalents                                       (125,439)          (59,199)        (402,875)        (115,365)
Cash and cash equivalents at
   beginning of period                                     892,157           989,337        1,169,593        1,045,503
                                                   ---------------- ----------------- ---------------- ----------------
Cash and cash equivalents at end of
   period                                                 $766,718          $930,138         $766,718         $930,138
                                                   ================ ================= ================ ================

Supplemental disclosures of cash flow information:

Cash paid for interest during the period                   $32,450           $71,318          $15,504          $31,942
                                                   ================ ================= ================ ================

Operating lease assets reclassified to assets
   held or sale or lease                                                  $1,046,154                        $1,046,154
Less accumulated depreciation                                               (802,625)                         (802,625)
                                                                    -----------------                  ----------------
                                                                            $243,529                          $243,529
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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                      Depreciation
                                                                       Expense or        Reclass-
                                December 31,                          Amortization     ifications &       June 30,
                                      1997            Additions        of Leases       Dispositions         1998
                                      ----            ---------        ---------      --------------        ----


Net investment in operating
   leases                              $1,749,575                          ($140,293)        ($32,415)      $1,576,867
Net investment in direct
   financing leases                       944,264                            (76,485)        (269,098)         598,681
Net investment in leveraged
   leases                                 118,208                             30,550         (148,758)               -
Equipment held for sale                       388                                  -          271,717          272,105
Reserve for losses                        (72,006)         ($4,995)                -                -          (77,001)
                                ------------------ ---------------- ----------------- ---------------- ----------------
                                       $2,740,429          ($4,995)        ($186,228)       ($178,554)      $2,370,652
                                ================== ================ ================= ================ ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3. Investment in leases (continued):

Operating leases:

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1997, additions and dispositions during the three month periods ended March 31, 1998 and June 30, 1998 and as of June 30, 1998:

                                                                           Reclassifications &
                                                    December 31,               Dispositions               June 30,
   Equipment type                                       1997          1st Quarter       2nd Quarter         1998
   --------------                                       ----          -----------       -----------         ----
Aircraft                                                $2,354,533                                          $2,354,533
Mining                                                   1,546,341         ($186,232)        ($21,866)       1,338,243
Communications                                             445,877                 -                -          445,877
Materials handling                                         432,139           (54,592)                          377,547
Other                                                      183,599                 -                -          183,599
                                                   ---------------- ----------------- ---------------- ----------------
                                                         4,962,489          (240,824)         (21,866)       4,699,799
Less accumulated depreciation                           (3,212,914)          142,180          (52,198)      (3,122,932)
                                                   ---------------- ----------------- ---------------- ----------------
                                                        $1,749,575          ($98,644)        ($74,064)      $1,576,867
                                                   ================ ================= ================ ================

Equipment on operating leases was acquired in 1988, 1989, 1990, 1991 and 1994.

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

              Year ending      Direct
             December 31,     Financing        Operating           Total
                     1998         $148,339          $271,578         $419,917
                     1999          228,248           415,968          644,216
                     2000          224,000           239,499          463,499
                     2001          224,000            37,200          261,200
                     2002          224,000            18,600          242,600
                           ---------------- ----------------- ----------------
                                $1,048,587          $982,845       $2,031,432
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

Future minimum principal and interest payments of debt as of June 30, 1998 are as follows:

               Year ending
              December 31,     Principal         Interest           Total

                      1998         $107,317           $27,548         $134,865
                      1999          233,531            36,202          269,733
                      2000          193,133             9,166          202,299
                            ---------------- ----------------- ----------------
                                   $533,981           $72,916         $606,897
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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                               1998             1997
                                               ----             ----

Reimbursement of administrative costs             $56,196          $64,868

Incentive and equipment management fees            37,754           49,915
                                          ---------------- ----------------
                                                  $93,950         $114,783
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

As of June 30, 1998, the partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was $533,981. The borrowings are non-recourse to the partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The general partners expect that aggregate borrowings in the future will decrease as a percentage of equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made.

The Partnership made distributions of cash from 1998 first and second quarter operations in April and July 1998, respectively. The amounts of these distributions were each $7.50 per Unit. These distributions represent an annualized distribution rate of 6.0%.

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

Cash flows, six months, 1998 vs. 1997


In the first six months of 1998, the Partnership's primary source of cash flows from operations was lease rents, particularly operating lease rents. Cash flows from operations Increased by $18,804. The Partnership's operating lease revenues declined by $234,361 compared to 1997. Direct financing lease revenues increased by $36,997. Operating lease rents declined as a result of lease terminations over the preceding year. Some of the assets coming off of operating leases were re-leased under new direct financing lease arrangements. These new leases gave rise to the increase in direct financing lease revenues.

Cash flows from investing activities decreased by $474,828 compared to 1997. Most of the decrease was due to sales of direct financing lease assets in 1998 and 1997, resulting in decreased cash flows from such leases.

There were no financing sources of cash in the 1998 or 1997 periods. Debt principal payments have decreased as a result of scheduled debt payments. Distributions increased due to higher per Unit rate of distributions in 1998 compared to 1997.

Cash flows, three months, 1998 vs. 1997

Lease revenues decreased by $88,049. Lease rentals were the largest source of cash in the second quarter of 1998. The decrease in lease rents for the three month period was due to asset sales as noted above for the six month period.

Sources of cash flows from investing activities decreased compared to 197. Proceeds from the sales of assets decreased by $96,334 compared to 1997.

There were no financing sources of cash in the 1998 or 1997 periods. Cash flows used in financing activities changed in the three month period due to the same causes as noted above for the six month period.


Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1998 as the partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

1998 vs. 1997

Operating lease revenues declined by $234,361 (six months) and $101,807 (three months). Direct financing lease revenues increased by $36,997 (six months) and $19,827 (three months) compared to 1997. Depreciation expense decreased by $77,500 (six months) and $33,555 (three months) compare to 1997. Operating lease revenues and depreciation have declined as leases have reached their scheduled terminations and the underlying assets have been sold or re-leased on direct financing leases. Management fees are related to lease revenues and to distributions. Both of these factors declined in 1998 compared to 1997, resulting in lower management fees. Interest expense decreased for both the six and three month periods due to lower average debt balances than in 1997 resulting from scheduled debt payments.

Other

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.

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

Item 5. OTHER INFORMATION.

         Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Documents filed as a part of this report

                    1. Financial Statements

                       Included in Part I of this report:

                       Balance sheet, June 30, 1998.

                       Income statements for the six and three month periods ended June 30, 1998 and 1997.

                       Statement of changes in partners' equity for the six month period ended June 30, 1998.

                       Statements of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

        Date:
August 12, 1998
                         ATEL Cash Distribution Fund II,
                        a California limited partnership
                                  (Registrant)




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