Form 10QSB
period 1998-09-30
ATEL CASH DISTRIBUTION FUND II
filed 1998-11-10
CIK 823065

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended September 30, 1998

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

                                 BALANCE SHEETS

                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                              $830,667

Accounts receivable                                                     707,846

Investment in equipment and leases                                    1,557,988
                                                                  --------------
                                                                     $3,096,501
                                                                  ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                      $481,073
Accrued interest                                                          4,510
Accounts payable:
     General Partners                                                    17,128
     Other                                                               91,880
Unearned lease income                                                    73,559
                                                                  --------------
Total liabilities                                                       668,150

Partners' capital:
     General Partners                                                    93,838
     Limited Partners                                                 2,334,513
                                                                  --------------
Total partners' capital                                               2,428,351
                                                                  --------------
                                                                     $3,096,501
                                                                  ==============


                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

                                                                         Nine Months Ended                    Three Months Ended
                                                                           September 30,                        September 30,
Revenues:                                                      1998              1997              1998              1997
                                                               ----              ----              ----              ----
Lease income:
     Operating                                                  $422,324           $695,748          $139,103          $178,166
     Direct financing                                            180,531            120,782            56,531            33,779
     Leveraged                                                    30,550             14,161                 -             2,023
     Gain on disposition of assets                               680,418            150,984           423,532               867
Interest income                                                   18,322             20,681             5,746             7,716
Other                                                              8,763             64,298             7,031               546
                                                          ---------------   ----------------  ----------------  ----------------
                                                               1,340,908          1,066,654           631,943           223,097
                                                          ---------------   ----------------  ----------------  ----------------
Expenses:
Depreciation                                                     191,239            291,868            50,946            74,075
Administrative cost reimbursements                                86,397             99,420            30,201            34,552
Management fees                                                   68,551             63,963            30,797            14,048
Interest expense                                                  46,479             96,282            14,029            24,964
Other expense                                                     24,288             28,987             5,948             2,916
Taxes                                                             18,806             20,641                 -                 -
Professional fees                                                 18,020             21,052             8,975            12,602
Provision for losses                                               4,995              4,162                 -                 -
                                                          ---------------   ----------------  ----------------  ----------------
                                                                 458,775            626,375           140,896           163,157
                                                          ---------------   ----------------  ----------------  ----------------
Net income                                                      $882,133           $440,279          $491,047           $59,940
                                                          ===============   ================  ================  ================
Net income:
     General Partners                                             $8,821             $4,403            $4,910              $599
     Limited Partners                                            873,312            435,876           486,137            59,341
                                                          ---------------   ----------------  ----------------  ----------------
                                                                $882,133           $440,279          $491,047           $59,940
                                                          ===============   ================  ================  ================
Net income per Limited Partnership unit                           $12.48              $6.23             $6.95             $0.85
Weighted average number of units
   outstanding                                                    69,979             69,979            69,979            69,979

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                          Limited Partners        General
                                                              Units             Amount           Partners            Total
Balance December 31, 1997                                         69,979         $2,825,061           $85,017        $2,910,078
Net income                                                                          873,312             8,821           882,133
Distributions to limited partners                                                (1,363,860)                -        (1,363,860)
                                                          ---------------   ----------------  ----------------  ----------------
Balance September 30, 1998                                        69,979         $2,334,513           $93,838        $2,428,351
                                                          ===============   ================  ================  ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

                                                                         Nine Months Ended                    Three Months Ended
                                                                           September 30,                        September 30,
                                                               1998              1997              1998              1997
                                                               ----              ----              ----              ----
Operating activities:
Net income                                                      $882,133           $440,279          $491,047           $59,940
Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation                                                191,239            291,868            50,946            74,075
     Revenues from leveraged leases                              (30,550)           (14,161)                -            (2,023)
     Gain on dispositions of assets                             (680,418)          (150,984)         (423,532)             (867)
     Provision for losses                                          4,995              4,162                 -                 -
Changes in operating assets and liabilities:
   Accounts receivable                                          (672,135)           (89,363)         (673,404)          (26,286)
   Accounts payable, General Partner                               6,236             (1,165)           15,154            18,576
   Accounts payable, other                                        17,594              3,714            27,909            (1,583)
   Accrued interest                                               (2,107)           (17,485)             (496)           (5,663)
   Customer deposit                                                    -            (60,000)                -                 -
   Unearned operating lease income                                63,847              8,989           (10,472)           14,807
                                                          ---------------   ----------------  ----------------  ----------------
Net cash (used in) provided by operations                       (219,166)           415,854          (522,848)          130,976
                                                          ---------------   ----------------  ----------------  ----------------

Investing activities:
Proceeds from sales of equipment                               1,600,029            768,223         1,164,589           204,259
Reductions of net investment in direct
   financing leases                                               97,146            639,725            20,661           216,916
                                                          ---------------   ----------------  ----------------  ----------------
Net cash provided by investing activities                      1,697,175          1,407,948         1,185,250           421,175
                                                          ---------------   ----------------  ----------------  ----------------



                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)
                                   (Continued)

                                                                         Nine Months Ended                    Three Months Ended
                                                                           September 30,                        September 30,
                                                                           -------------                        -------------
                                                               1998              1997              1998              1997
                                                               ----              ----              ----              ----
Financing activities:
Repayment of non-recourse debt                                  (175,639)          (825,532)          (52,908)         (240,258)
Distributions to limited partners                             (1,363,860)        (1,018,348)         (545,545)         (272,772)
                                                          ---------------   ----------------  ----------------  ----------------
Net cash used in financing activities                         (1,539,499)        (1,843,880)         (598,453)         (513,030)
                                                          ---------------   ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash
   equivalents                                                   (61,490)           (20,078)           63,949            39,121
Cash and cash equivalents at beginning of
   period                                                        892,157            989,337           766,718           930,138
                                                          ---------------   ----------------  ----------------  ----------------
Cash and cash equivalents at end of
   period                                                       $830,667           $969,259          $830,667          $969,259
                                                          ===============   ================  ================  ================


Supplemental disclosures of cash flow information:

Cash paid for interest                                           $46,479            $96,282           $14,029           $24,964
                                                          ===============   ================  ================  ================

Supplemental schedule of non-cash transactions:

Operating lease assets reclassified to equipment
   held for lease                                                                $1,131,256                             $85,102
Less accumulated depreciation                                                      (865,387)                            (62,762)
                                                                            ----------------                    ----------------
                                                                                   $265,869                             $22,340
                                                                            ================                    ================

Assets held for lease reclassified as operating
   lease assets                                                                  $1,045,766                          $1,045,766
Less accumulated depreciation                                                      (802,625)                           (802,625)
                                                                            ----------------                    ----------------
                                                                                   $243,141                            $243,141
                                                                            ================                    ================

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                              Expense or         Reclass-
                                         December 31,                        Amortization      ifications &       September 30,
                                              1997          Additions          of Leases       Dispositions          1998
                                              ----          ---------          ---------      --------------         ----
Net investment in operating leases            $1,749,575                          ($191,239)        ($413,999)       $1,144,337
Net investment in direct
   financing leases                              944,264                            (97,146)         (369,688)          477,430
Net investment in leveraged
   leases                                        118,208                             30,550          (148,758)                -
Assets held for sale                                 388                                  -              (388)                -
Reserve for losses                               (72,006)        ($4,995)                 -            13,222           (63,779)
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              $2,740,429         ($4,995)         ($257,835)        ($919,611)       $1,557,988
                                         ================ ===============   ================  ================  ================

The following schedule provides an analysis of the Partnership's investment in equipment on operating leases by major classifications as of December 31, 1997, dispositions during the three month periods ended March 31, June 30 and September 30, 1998 and as of September 30, 1998:

                                          December 31,     -------- Reclassifications & Dispositions --------     September 30,
        Equipment type                        1997         1st Quarter        2nd Quarter       3rd Quarter          1998
        --------------                        ----         -----------        -----------       -----------          ----
Aircraft                                      $2,354,533                                                             $2,354,533
Other                                            183,599                                                                183,599
Materials handling                               432,139        ($54,592)                           ($350,720)           26,827
Mining                                         1,546,341        (186,232)          ($21,866)       (1,338,243)                -
Communications                                   445,877               -                  -          (445,877)                -
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                               4,962,489        (240,824)           (21,866)       (2,134,840)        2,564,959
Less accumulated depreciation                 (3,212,914)        142,180            (52,198)        1,702,310        (1,420,622)
                                         ---------------- ---------------   ----------------  ----------------  ----------------
                                              $1,749,575        ($98,644)          ($74,064)        ($432,530)       $1,144,337
                                         ================ ===============   ================  ================  ================

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


2. Investment in leases (continued):

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                          Direct
                                         Financing          Operating           Total
Three months ending December 31, 1998         $58,405            $69,766          $128,171
        Year ending December 31, 1999         224,000            269,732           493,732
                                 2000         224,000            202,299           426,299
                                 2001         224,000                  -           224,000
                                 2002         224,000                  -           224,000
                                       ---------------   ----------------  ----------------
                                             $954,405           $541,797        $1,496,202
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

Future minimum principal payments of debt as of September 30, 1998 are as follows:

                                         Principal          Interest            Total
Three months ending December 31, 1998         $54,410            $13,023           $67,433
        Year ending December 31, 1999         233,530             36,202           269,732
                                 2000         193,133              9,166           202,299
                                       ---------------   ----------------  ----------------
                                             $481,073            $58,391          $539,464
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

The General Partners and/or Affiliates earned the following fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                              1998              1997
                                              ----              ----
Reimbursement of administrative costs            $86,397           $99,420
Incentive and equipment management fees           68,551            63,963
                                         ----------------  ----------------
                                                $154,948          $163,383
                                         ================  ================

                        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership's primary source of liquidity is cash received from sales of lease assets and from lease rentals. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies.

As of September 30, 1998, the Partnership had borrowed approximately $21,700,000. The remaining unpaid balance on those borrowings was approximately $481,000. The borrowings are non-recourse to the Partnership, that is, the only recourse of the lender will be to the equipment or corresponding lease acquired with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 40% of the total cost of equipment, in aggregate.

No commitments of capital have been or are expected to be made.

The Partnership made distributions of cash from 1998 first quarter operations in April 1998, from second quarter operations in July 1998 and from third quarter operations in October 1998. The amounts of each of the distributions were $7.50 per Unit. These distributions represent an annualized distribution rate of 6.0%.

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

As of September 30, 1998, the Partnership sold a significant portion of its portfolio of leases and lease assets to an unrelated third party. The gain on the sale of these assets is included in the operations of the Partnership for the three and nine month periods ended September 30, 1998. In October 1998, additional sales of lease assets were completed. The General Partner anticipates that all of the Partnership's lease assets will have been sold by December 31, 1998 and that the Partnership will have ceased operations by that date.

Cash flows, nine months, 1998 vs. 1997

Proceeds from the sales of lease assets was the primary source of cash in 1998. Lease revenues, the Partnership's second most important source of cash, decreased by $197,286 compared to 1997. Lease revenues have declined as leases have matured and the underlying assets have been sold.

Cash flows provided by investing activities increased by $289,227 primarily as a result of increased asset sales. The increase in sales proceeds was partially offset by a decrease in cash flows from direct financing leases.

There were no financing sources of cash in 1998 or 1997. Debt principal payments have decreased due to scheduled debt payments.

Cash flows, three months, 1998 vs. 1997

For the third quarter, lease rents were the primary source of cash from operations for the Partnership. Lease rents decreased by $18,334 compared to 1997. As noted above, the decrease is the result of assets coming off lease and being subsequently sold.

Cash flows provided by investing activities increased by $764,065 due largely to increased asset sales. This was partially offset by decreased rents from direct financing leases ($196,255).

There were no financing sources of cash in 1998 or 1997. Debt principal payments decreased due to the causes noted above for the nine month period. In both the nine and three month periods, distributions increased as the per Unit distribution rate was increased effective with the distribution in April 1998.


Results of Operations

The results of operations in future periods are expected to vary significantly from those of the first nine months of 1998 as the Partnership's lease portfolio of capital equipment matures. As noted above, the General Partners anticipate that all of the Partnership's assets will have been sold prior to the end of the current year and that operations will have been concluded by that date. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets.

1998 vs. 1997

Operating lease revenues decreased by $273,424 for the nine month period and $39,063 for the three month period due to lease terminations and subsequent asset sales. Direct financing lease revenues increased by $59,749 for the nine month period and increased by $22,752 for the three month period compared to 1997. The increases resulted from lease renewals which are classified as direct finance leases. The assets had previously been leased under operating lease agreements. In 1997, sales of assets resulted in gains of $150,984 (nine months) and $867 (three months). In 1998, sales of assets resulted in gains of $680,418 for the nine month period and $423,532 for the three month period. Such gains are not expected to be comparable from one period to another. Depreciation expense declined by $100,629 (nine months) and $23,129 (three months) as a result of asset sales. Interest expense continues to decline in both the three and nine month periods in relation to the declining balances of debt. There have been no new borrowings in the current year.

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

Item 5.                        OTHER INFORMATION.

                                Inapplicable.

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K.

                           (a) Documents filed as a part of this report

                             1  Financial Statements.

                                Included in Part I of this report:

                                Balance sheet, September 30, 1998.
                                Income  statements  for the nine and three month
                                   periods ended September 30, 1998 and 1997.
                                Statement of changes in  partners'  capital  for
                                   the nine months ended September 30, 1998.
                                Statements  of cash flows for the nine and three
                                   month periods ended September 30, 1998 and 1997.
                                Notes to the financial statements

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

            Date:
      November 10, 1998
                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                  (Registrant)





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