Form 10KSB
period 1998-12-31
ATEL CASH DISTRIBUTION FUND II
filed 1999-03-31
CIK 823065

Form 10-KSB
                                 (Final Report)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                   For the Year Ended December 31, 1998

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

 Securities registered pursuant to section 12(g) of the Act: Limited Partnershi Units

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

Item 1:  BUSINESS

General Development of Business

ATEL Cash Distribution Fund II, a California limited partnership (the Partnership), was formed under the laws of the State of California on September 30, 1987. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partners of the Partnership are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

In a public offering of 50,000 units of Limited Partnership interest (Units) (which was increased to 70,000 Units at the option of the General Partners), at a price of $500 per Unit, the Partnership sold an aggregate of 70,000 Units for a total capitalization of $35,000,000. Of the proceeds received, $3,325,000 was paid to ATEL Securities Corporation, a wholly owned subsidiary of ATEL, as sales commissions, $1,751,426 was paid to ATEL as reimbursements of organization and other syndication costs and $29,398,574 was used to acquire leased equipment, including acquisition fees paid to ATEL. An additional $525,000 was held for reserves for repurchases of Units and for working capital.

As of December 31, 1998, the Partnership had disposed of all of its assets and had ceased operations.

The Partnership's principal objectives were to invest in a diversified portfolio of equipment which would (i) preserve, protect and return the Partnership's invested capital; (ii) generate substantial distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 1995 and (iii) provide significant distributions following the reinvestment period and until all equipment has been sold. The Partnership was governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost.

The Partnership's objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) had an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partners, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) were established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio could include equipment leased to lessees which, although deemed creditworthy by the General Partners, would not satisfy the general credit rating criteria for the portfolio. As of December 31, 1998, all of the Partnership's assets had been sold.

Two lessees, in the health care and wine industries, accounted for 31% and 27%, respectively, of the Partnership's lease revenues during 1998. One lessee in the health care industry accounted for 26% of the Partnership's lease revenues during 1997.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties as of December 31, 1998.


Item 3.  LEGAL PROCEEDINGS

Inapplicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
           RELATED MATTERS

Market Information

The Units were transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market was ever developed.

Holders

As of December 31, 1998, a total of 2,964 investors were record holders of Units in the Partnership.

Dividends

The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners had sole discretion in determining the amount of distributions. However, since the reinvestment period ended December 31, 1995, the General Partners are required to distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing.

The rates for distributions to Limited Partners in April, July and October 1997 and in January 1998 were $3.75 per Unit (a total of $15.00 per Unit). All distributions were from cash flows from operations and sales proceeds in 1997.

The rates for distributions to Limited Partners in April, July and October 1998 were $7.50 per Unit and in December 1998 were $45.00 per Unit (a total of $67.50 per Unit). All distributions were from cash flows from operations and sales proceeds in 1998.

The following table presents summarized information regarding distributions to Limited Partners:

                                                  1998            1997            1996           1995             1994
                                                  ----            ----            ----           ----             ----
Distributions of net income                         $ 28.39          $ 7.26          $ 8.98        $ 18.49          $ 21.00
Return of investment                                  41.77           11.19           20.71          49.07            66.05
                                             --------------- --------------- --------------- --------------  ---------------
Distributions per unit                                70.16           18.45           29.69          67.56            87.05
Differences due to timing of
   distributions and due to distribution
   reinvestments                                      (2.66)          (3.45)          (3.69)        (14.76)           (2.05)
                                             --------------- --------------- --------------- --------------  ---------------
Nominal distribution rates from above               $ 67.50         $ 15.00         $ 26.00        $ 52.80          $ 85.00
                                             =============== =============== =============== ==============  ===============

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                  1998            1997            1996           1995             1994
                                                  ----            ----            ----           ----             ----
Gross Revenues                                  $ 2,527,269     $ 1,313,735     $ 2,163,088     $3,645,794      $ 5,624,499

Net Income                                      $ 2,006,605       $ 513,216       $ 634,555     $1,307,185      $ 1,484,900

Weighted average Units outstanding                   69,979          69,979          69,979         69,979           69,990

Net income per Unit, based on
   weighted average Units outstanding               $ 28.39          $ 7.26          $ 8.98        $ 18.49          $ 21.00

Distributions per Unit, based on
   weighted average Units outstanding               $ 70.16         $ 18.45         $ 29.69        $ 67.56          $ 87.05

Total Assets                                            $ -     $ 3,668,297     $ 5,584,504     $8,404,252     $ 13,123,098

Non-recourse Debt                                       $ -       $ 656,712     $ 1,693,865     $2,965,946      $ 4,255,444

Total Partners' Capital                                 $ -     $ 2,910,078     $ 3,687,982     $5,130,875      $ 8,551,736

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

As of December 31, 1998, the Partnership had disposed of all of its assets and had ceased operations.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the second quarter of 1988. Distributions of cash from 1998 operations and sales proceeds were made in April, July, October and December 1998. See Items 5 and 6 of this report for additional information regarding the distributions.


Cash Flows:

Cash flows from operations decreased from $635,243 in 1997 to $459,213 in 1998. This decrease, was due to a $385,008 decrease in lease revenues, offset by an increase in other income of $188,903 in 1998. Most of the increase in other income was the result of the recovery of excess reserves for losses and impairments that were not required in conjunction with the sales of the remaining lease assets. In 1997, the Partnership received $116,481 as partial settlement of its claim in the bankruptcy of Rocky Mountain Helicopters, Inc. No similar amounts were received in 1998.

In 1998 and 1997, investing sources of cash consisted of the proceeds from sales of lease assets and from rents on direct financing leases. Proceeds from sales of lease assets increased by $3,306,240 compared to 1997. This was primarily due to sales of all of the Partnership's remaining lease assets during the third and fourth quarters of 1998.

There were no sources of cash from financing sources in either 1998 or 1997.


Results of Operations

Operations resulted in net income of $2,006,605 in 1998 and $513,216 in 1997.

Operations of the Partnership were concluded on December 31, 1998 with the sale of the remaining lease assets to an unrelated third party and the transfer of the remaining cash balances ($19,645) and liabilities ($12,855) to a liquidating trust. If funds remain in the liquidating trust after paying all of the expenses related to closing the operations of the fund, the remaining amounts will be paid to the holders of interests in the trust. The Limited Partners hold interests in the trust proportionate to their interests in the Partnership. If expenses of the liquidating trust exceed the net assets transferred to it by the Partnership, the excess amounts will be funded by the General Partners.

Revenues from operating leases decreased compared to 1997 due lease terminations and sales. As a result of the final sales of lease assets in 1998, gains on sales of assets increased compared to 1997.

Depreciation expense decreased as a result of the sales of operating leases noted above.


Impact of the Year 2000

As of December 31, 1998, the Partnership had disposed of all of its assets and had ceased operations. The year 2000 issue will therefore have no impact on the Partnership.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, the Partnership had disposed of all of its assets and had ceased operations. The Partnership therefore has no exposure to market risks.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 6 through 14.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund II


We have audited the accompanying statements of income, changes in partners' capital and cash flows of ATEL Cash Distribution Fund II (a California limited partnership) for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital, and cash flows of ATEL Cash Distribution Fund II (a California limited partnership) for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP
San Francisco, California
January 25, 1999

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                1998             1997
                                                                ----             ----
Revenues:
Leasing activities:
     Operating                                                  $ 426,269        $ 862,129
     Direct financing                                             198,724          154,229
     Leveraged                                                     30,550           24,283
     Gain on sale of lease assets                               1,647,529          124,594

Proceeds from bankruptcy settlement                                     -          116,481
Interest income                                                    31,507           28,232
Other                                                             192,690            3,787
                                                            --------------  ---------------
                                                                2,527,269        1,313,735
                                                            --------------  ---------------

Expenses:
Depreciation and amortization                                     191,489          364,425
Administrative cost reimbursements to General Partner             123,597          127,992
Equipment and partnership management fees to General Partner       87,906           84,156
Other                                                              49,779           54,154
Interest expense                                                   41,969          115,320
Professional fees                                                  20,930           24,303
Provision for losses and impairments                                4,994           13,097
Provision for doubtful accounts                                         -           17,072
                                                            --------------  ---------------
                                                                  520,664          800,519
                                                            --------------  ---------------
Net income                                                     $2,006,605        $ 513,216
                                                            ==============  ===============

Net income:
     General Partners                                             $20,066           $5,132
     Limited Partners                                           1,986,539          508,084
                                                            --------------  ---------------
                                                               $2,006,605        $ 513,216
                                                            ==============  ===============

Net income per Limited Partnership unit                            $28.39            $7.26

Weighted average number of units outstanding                       69,979           69,979

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                           Limited Partners    General
                                                Units           Amount        Partners          Total

Balance, January 1, 1997                            69,979     $ 3,608,097       $ 79,885      $ 3,687,982

Distributions ($18.45 per unit)                                 (1,291,120)             -       (1,291,120)
Net income                                                         508,084          5,132          513,216
                                            --------------- --------------- --------------  ---------------
Balance, December 31, 1997                          69,979       2,825,061         85,017        2,910,078

Distributions ($70.16 per unit)                                 (4,909,893)             -       (4,909,893)
Net income                                                       1,986,539         20,066        2,006,605
Cash transferred to liquidating trust                              (19,449)          (196)         (19,645)
Liabilities transferred to liquidating trust                        12,726            129           12,855
Special allocation of income (loss)                                105,016       (105,016)               -
                                            --------------- --------------- --------------  --------------=
Balance, December 31, 1998                          69,979             $ 0            $ 0              $ 0
                                            =============== =============== ==============  ===============

                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                   1998             1997
                                                                   ----             ----
Operating activities:
Net income                                                        $2,006,605        $ 513,216
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                          191,489          364,425
      Gain on sale of lease assets                                (1,647,529)        (124,594)
      Leveraged lease income                                         (30,550)         (24,283)
      Provision for doubtful accounts                                      -           17,072
      Provision for losses and impairments                             4,994           13,097
      Changes in operating assets and liabilities:
         Accounts receivable                                          35,711          (22,540)
         Accounts payable, general partner                           (10,892)         (10,390)
         Accounts payable, other                                     (74,286)           7,502
         Accrued interest                                             (6,617)         (22,475)
         Customer deposits                                                 -          (69,000)
         Unearned operating lease income                              (9,712)          (6,787)
                                                               --------------  ---------------
Net cash provided by operating activities                            459,213          635,243
                                                               --------------  ---------------

Investing activities:
Proceeds from sales of lease assets                                4,085,168          778,928
Reductions of net investment in direct financing leases              136,857          816,922
                                                               --------------  ---------------
Net cash provided by investing activities                          4,222,025        1,595,850
                                                               --------------  ---------------

Financing activities:
Distributions to limited partners                                 (4,909,893)      (1,291,120)
Repayments of non-recourse debt                                     (656,712)      (1,037,153)
Transfer to liquidating trust, net                                    (6,790)               -
                                                               --------------  ---------------
Net cash used in financing activities                             (5,573,395)      (2,328,273)
                                                               --------------  ---------------
Net decrease in cash and cash equivalents                           (892,157)         (97,180)
Cash and cash equivalents at beginning of year                       892,157          989,337
                                                               --------------  ---------------

Cash and cash equivalents at end of year                                 $ 0        $ 892,157
                                                               ==============  ===============

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                              $ 48,586        $ 137,795
                                                               ==============  ===============


                             See accompanying notes.

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  Organization and partnership matters:

ATEL Cash Distribution Fund II, a California limited partnership (the Partnership), was formed under the laws of the State of California on September 30, 1987, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of September 30, 1987, $100 of which represented the General Partners' continuing interest, and $500 of which represented the Initial Limited Partner's capital investment. Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on March 23, 1988, the Partnership commenced operations. The General Partners of the Partnership are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL.

The Partnership's business consisted of leasing various types of equipment. As of December 31, 1998, the Partnership had sold all of its assets and had ceased operations.

Pursuant to the Limited  Partnership  Agreement,  the General Partners  received
compensation  and   reimbursement   for  services  rendered  on  behalf  of  the
Partnership (Note 4).


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

                                DECEMBER 31, 1998


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

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The following reconciles the net income reported in these financial statements to the net income reported on the Partnership's federal tax return (unaudited):

                                                  1998             1997
                                                  ----             ----
Net income per financial statements              $2,006,605         $513,216
Adjustment to depreciation expense                  136,558           (5,161)
Adjustments to revenues                           2,993,912          832,269
Adjustments to other expenses                        31,507          (13,421)
Provision for doubtful accounts                           -           17,072
Provision for losses and impairments                  4,994           13,097
                                              -------------- ---------------=
Net income per federal tax return                $5,173,576       $1,357,072
                                              ==============  ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                               Depreciation
                                                                               Expense or      Reclass-
                                              December 31,                    Amortization   ifications &      December 31,
                                                  1997         Additions       of Leases      Dispositions        1998
                                                  ----         ---------       ---------     --------------       ----
Net investment in operating leases              $ 1,749,575                      $ (191,489)   ($1,558,086)             $ 0
Net investment in direct financing leases           944,264                        (136,857)      (807,407)               -
Net investment in leveraged leases                  118,208                          30,550       (148,758)               -
Equipment held for lease                                388                               -           (388)               -
Reserves for losses                                 (72,006)       $ (4,994)              -         77,000                -
                                             --------------- --------------- --------------- --------------  ---------------
                                                $ 2,740,429        $ (4,994)     $ (297,796)   $(2,437,639)             $ 0
                                             =============== =============== =============== ==============  ===============

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

      Balance 12/31/96                                           $ 59,809
      Provision                                                    13,097
      Charge-offs                                                    (900)
                                                           ---------------
      Balance 12/31/97                                             72,006
      Provision                                                     4,994
      Charge-offs                                                 (13,221)
      Excess reserves included in other income                    (63,779)
                                                           ---------------
      Balance 12/31/98                                                $ -
                                                           ===============

                         ATEL CASH DISTRIBUTION FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


4. Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale, and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. The amounts earned in 1998 and 1997 were $87,906 and $84,156, respectively.

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

In 1998 and 1997, the Partnership reimbursed ATEL $123,597 and $127,992, respectively, for costs incurred in the administration of Partnership business.

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


 5. Partners' capital:

The Partnership was authorized to issue up to 70,000 Units (in addition to the Unit issued to the Initial Limited Partner). Limited Partners could elect to accumulate their share of distributions for reinvestment during the Partnership's reinvestment period. Effective April 1, 1993, the General Partners terminated this capital accumulation period. Reinvested distributions do not result in the issuance of additional Units. Each Limited Partner's capital interest in the Partnership is based upon his original invested capital plus any reinvested distributions.

The Partnership's net profits and net losses are to be allocated 99% to the Limited Partners and 1% to the General Partners. Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, were distributed as follows:

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

                                DECEMBER 31, 1998


 5. Partners' capital (continued):

   Third, the General Partners will receive as a Subordinated Incentive Fee, as follows:

                       A) 10% of remaining Cash from Operations

                       B) 15% of remaining Cash from Sales and Refinancing

   Fourth, the remainder to the Limited Partners.

Operations of the Partnership were concluded on December 31, 1998 with the sale of the remaining lease assets to an unrelated third party and the transfer of the remaining cash balances ($19,645) and liabilities ($12,855) to a liquidating trust. If funds remain in the liquidating trust after paying all of the expenses related to closing the operations of the Partnership, the remaining amounts will be paid to the holders of interests in the trust. The Limited Partners hold interests in the trust proportionate to their interests in the Partnership. If expenses of the liquidating trust exceed the net assets transferred to it by the Partnership, the excess amounts will be funded by the General Partners.

Upon termination of operations on December 31, 1998, a special allocation of income was made to the Limited Partners under the terms of the Partnership Agreement in an amount sufficient to bring their capital accounts to zero.


6. Concentration of credit risk and major customers:

Two lessees, in the health care and wine industries, accounted for 31% and 27%, respectively, of the Partnership's lease revenues during 1998. One lessee in the health care industry accounted for 26% of the Partnership's lease revenues during 1997.

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

Donald E. Carpenter          Vice President and Controller of ACG, AFC, ALC, AEC
                             and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                             Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock           Director of Asset Management of AEC

Carl W. Magnuson             Vice President - Syndication of ALC

Barbara F. Medwadowski       Vice President - Syndication of ALC

James A. Kamradt             Director of Pricing and Syndication of ALC

Thomas D. Sbordone           Senior Vice President - Marketing of ALC

Russell H. Wilder            Vice President - Credit of AEC

John P. Scarcella            Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a limited partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid to the General Partners and their affiliates. The amount of such remuneration paid for the years ended December 31, 1998 and 1997 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof which information is hereby incorporated by reference.

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

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their affiliates were entitled to receive management fees which were payable for each fiscal quarter and were in an amount equal to (i) 5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions. See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

Partnership Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners were entitled to receive the partnership management fee which were payable for each fiscal quarter and were an amount equal to 5% of distributions of cash from operations. See Note 4 to the financial statements included at Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners were entitled to receive an amount equal to the lesser of
(i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee was payable only after the Limited Partners received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. From the inception of the Partnership through December 31, 1998, no equipment resale fees were accrued or paid to the General Partner.

Subordinated Incentive Fees

As compensation for the services rendered in evaluating and selecting equipment for the Partnership, making decisions as to the nature and terms of the acquisition, leasing, releasing and disposition of such equipment, and selecting, retaining and supervising consultants, lessees, engineers, lenders, borrowers and others, the General Partners were entitled to receive a subordinated incentive fee equal to a percentage of all distributions of cash from operations and cash from sales or refinancing payable quarterly, but commencing immediately after the Limited Partners have received the return on their adjusted capital described under "Equipment Resale Fees" above. The amount of the subordinated incentive fee was 10% of distributions of cash from operations and 15% of distributions of cash from sales or refinancing. From the inception of the Partnership through December 31, 1998, no subordinated incentive fees were accrued or paid to the General Partner.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits were allocated 99% to the Limited Partners and 1% to the General Partners. See the statements of income included in Item 8 of this report for the amounts allocated to the General and Limited Partners in 1998 and 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:

                    (1)                      (2)                             (3)                              (4)
                                             Name and Address of            Amount and Nature of              Percent
        Title of Class                       Beneficial Owner               Beneficial Ownership              of Class

Limited Partnership Units                    Dean L. Cash                   Individual Retirement             0.0057%
                                              235 Pine Street, 6th Floor    Account - 4 Units
                                                San Francisco, CA 94104     ($2,000)

Limited Partnership Units                    Dean L. Cash                   Initial Limited Partner Unit      0.0014%
                                              235 Pine Street, 6th Floor    1 Unit ($500)
                                                San Francisco, CA 94104     (owned by spouse)

Changes in Control

The Limited Partners had the right, by vote of the Limited Partners owning more than 50% of the outstanding Limited Partnership Units, to remove a General Partner.

The General Partners could at any time call a meeting of the Limited Partners or a vote of the limited partners without a meeting, on matters on which they are entitled to vote, and could call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 4 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

The Partnership also owned a 30% undivided interest in the Boeing 727 executive aircraft on lease to DJ Aerospace (Bermuda) Ltd. The Partnership's interest was purchased from an unrelated party on the same terms as that of the affiliated partnership, ATEL Cash Distribution Fund IV which owned the remaining 70%. The aircraft was sold on January 2, 1997 to the lessee.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

                    (a) Financial Statements and Schedules

                         1.  Financial Statements

                             Included in Part II of this report:

                             Report of Independent Auditors

                             Statements of Income for the years ended December 31, 1998 and 1997

                             Statements of Changes in Partners' Capital for the years ended December 31, 1998 and 1997

                             Statements of Cash Flows for the years ended
                             December 31, 1998 and 1997

                             Notes to Financial Statements

                         2.  Financial Statement Schedules

                             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    (b) Reports on Form 8-K for the fourth quarter of 1998

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



                        Date:     3/26/1999

                         ATEL Cash Distribution Fund II,
                        a California Limited Partnership
                                              (Registrant)


                         By: ATEL Financial Corporation,
                             General Partner of Registrant



                                        By:  /s/  A. J. Batt
                                             -----------------------------------
                                             A. J. Batt,
                                             President and Chief Executive
                                             Officer



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


          SIGNATURE                  CAPACITIES                        DATE



/s/  A. J. Batt              General Partner of registrant;            3/26/1999
---------------------------- president, chairman andchief executive
      A. J. Batt             officer of ATEL Financial Corporation




 /s/ Dean Cash               General Partner of registrant; executive  3/26/1999
---------------------------- vice president and director of ATEL
      Dean Cash              Financial Corporation




/s/ Donald E. Carpenter      Principal financial officer of            3/26/1999
---------------------------- registrant; principal financial officer
  Donald E. Carpenter        of ATEL Financial Corporation
                             Principal accounting officer of
                             registrant; principalaccounting officer
                             of ATEL Financial Corporation